Form 10-K
period 2023-12-31
SharpLink Gaming, Inc.
filed 2024-03-29
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41962

SHARPLINK GAMING, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-4752260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Washington Avenue North, Suite 104, Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 612-293-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	SBET	The Nasdaq Capital Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,643,045.

As of March 29, 2024, there were 3,286,608 shares of Common Stock issued and outstanding.

SHARPLINK GAMING, INC.

PART I

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities, the effects of regulation and events outside of our control, such as natural disasters, wars or health epidemics. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	our ability to remain a market innovator, to create new market opportunities, and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	our ability to raise sufficient capital to support our operations and fund our growth initiatives;

●	unexpected changes in significant operating expenses;

●	changes in the supply, demand and/or prices for our products and services;

●	increased competition, including from companies which may have substantially greater resources than we have;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our business partners’ information and systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;

●	our ability to continue to successfully integrate acquired companies into our operations;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, and other business restrictions affecting our ability to market our products and services;

●	varying attitudes towards sports and online casino games and poker (“iGaming”) data providers and betting by foreign governments;

●	failure to develop or integrate new technology into current products and services;

●	unfavorable results in legal proceedings to which we may be subject;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

Set forth below in Item 1A, “Risk Factors” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Our consolidated financial statements appearing in this annual report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this Annual Report on Form 10-K to “dollars” or “$” are to U.S. dollars and all references in this Annual Report to “NIS” are to New Israeli Shekels.

In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “SharpLink Gaming,” “SharpLink,” “SharpLink US,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to SharpLink Gaming, Inc., a Delaware corporation, and its wholly owned subsidiaries. References to “SharpLink Israel” refer to SharpLink Gaming, Ltd., an Israel limited liability company, with which SharpLink US completed a domestication merger in February 2024.

ITEM 1. BUSINESS

Overview

Headquartered in Minneapolis, Minnesota, SharpLink Gaming is an online performance-based marketing company that leverages our unique fan activation solutions to generate and deliver high quality leads to our U.S. sportsbook and global casino gaming partners.

In December 2023, the Company discontinued investments into and operation of its C4 sports betting conversion technology (“C4”) due to the lack of market acceptance. C4 centered on cost effectively monetizing our own proprietary audiences and our customers’ audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

SharpLink also previously owned and operated an enterprise telecom expense management business (“Enterprise TEM”) acquired in July 2021 in connection with SharpLink’s go-public merger with Mer Telemanagement Solutions. Beginning in 2022, we discontinued operations for this business unit and sought a buyer for the business. On December 31, 2022, we completed the sale of this business to Israel-based Entrypoint South Ltd.

Continuing Operations

In December 2021, SharpLink acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igambingbusiness.com and igamingaffiliate.com. The strategic acquisition of FourCubed brought SharpLink talent with proven experience in affiliate marketing services and recurring net gaming revenue (“NGR”) contracts with many of the world’s leading online casino gambling companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair, World Poker Tour and others.

As part of our strategy to expand our affiliate marketing services to the emerging American sports betting market, in November 2022, we began a systematic roll-out of our U.S.-focused performance-based marketing business with the launch of 15 state-specific, content-rich affiliate marketing websites. Our user-friendly, state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to our sportsbook and casino partners’ which are licensed to operate in each respective state. As of January 2024, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming). As more states legalize sports betting, our portfolio of state-specific affiliate marketing properties may expand to include them. We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

In the first quarter of 2023, we unveiled SharpBetting.com, a U.S. sports betting education hub for experienced and novice sports fans. SharpBetting.com is a robust educational website dedicated to teaching new sports betting enthusiasts the fundamentals of, and winning strategies for, navigating the legal sports betting landscape responsibly.

Today, our vision is to power a targeted and personalized online sports betting and casino gaming environment that organically introduces fans to our operator partners through relevant tools and rich content – all in a safe, credible and responsible environment.

During the fiscal years ended December 31, 2023 and 2022, our continuing operations generated revenues of $4,952,725 and $3,489,948 respectively, representing an increase of 42% on a comparative year-over-year basis.

Discontinued Operations

SharpLink’s business-building platform also included the provision of Free-To-Play (“F2P”) sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others. In addition, we previously owned and operated a variety of proprietary real-money fantasy sports and sports simulation games and mobile apps through our SportsHub/fantasy sports business unit, which also owned and operated LeagueSafe, one of the fantasy sports industry’s most trusted sources for collecting and protecting private fantasy league dues.

On January 18, 2024, SharpLink sold all of the issued and outstanding shares of common stock or membership interests, as applicable, in our Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. (“RSports”) for $22.5 million in an all-cash transaction (the “Equity Sale”), pursuant to the signing of a Purchase Agreement and other related agreements. Nearly all of the employees of these acquired business units also moved to RSports to help ensure a seamless transaction.

The historical results of our Sports Gaming Client Services and SportsHub Gaming Network businesses have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the Equity Sale. Additional disclosures relating to the Equity Sale are provided in NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Organizational History

Go-Public Merger with Mer Telemanagement Solutions Ltd.

Formerly known as Mer Telemanagement Solutions Ltd. (“MTS”), the Company was incorporated as a public limited liability company under the laws of the State of Israel in December 1995. In July 2021, MTS completed a merger between New SL Acquisition Corp., its wholly owned subsidiary, and SharpLink, Inc. (the “MTS Merger”). In the MTS Merger, SharpLink, Inc. was treated as the acquirer for accounting purposes because, among other reasons, its pre-merger shareholders held a majority of the outstanding shares of the Company immediately following the merger. After the merger, the Company changed its name from Mer Telemanagement Solutions Ltd. to SharpLink Gaming Ltd. (“SharpLink Israel”) and its Nasdaq ticker symbol from MTSL to SBET.

FourCubed Acquisition

On December 31, 2021, in a combination of cash and stock transaction, we acquired certain assets of 6t4 Company, a Minnesota corporation and FourCubed Management, LLC, a Delaware limited liability company (collectively “FourCubed”), including FourCubed’s iGaming and affiliate marketing network, known as PAS.net. For more than 18 years, FourCubed has provided its global iGaming operating partners with affiliate marketing services. The strategic acquisition of FourCubed brought SharpLink an industry respected operating team with decades of combined experience in conversion through affiliate marketing services and in securing highly profitable, recurring net gaming revenue contracts with many of the world’s leading iGaming companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair and others. Originally established in 2005, FourCubed’s international iGaming affiliate network, Poker Affiliate Solutions (“PAS”), is currently comprised of over 12,400 sub-affiliates and has delivered over 2.5 million referred players since it was launched in 2008 at www.pas.net.

Merger with SportsHub Games Network Inc. (the “SportsHub Merger”)

SharpLink Israel, SHGN Acquisition Corp., a Delaware corporation and wholly owned subsidiary of SharpLink Israel (“Merger Subsidiary”), SportsHub Games Network Inc. (“SportsHub”) and Christian Peterson, an individual acting as the SportsHub stockholders’ representative entered into a Merger Agreement on September 7, 2022. The Merger Agreement, as amended, contained the terms and conditions of the proposed business combination of SharpLink Israel and SportsHub. Pursuant to the Merger Agreement, as amended, on December 22, 2022, SportsHub merged with and into Merger Subsidiary with Merger Subsidiary surviving as a wholly owned subsidiary of SharpLink Israel. In association with the transaction, SharpLink Israel issued, in the aggregate, 431,926 ordinary shares to common and preferred stockholders of SportsHub, on a fully diluted basis. An additional aggregate of 40,585 ordinary shares were held in escrow for SportsHub shareholders who had not yet provided the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the Merger Agreement. On December 28, 2023, the escrow shares were disbursed to the SportsHub shareholders in accordance with the Merger Agreement.

Sale of Legacy MTS Business

On December 31, 2022, SharpLink Israel closed on the sale of its legacy MTS business (“Legacy MTS”) to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an earn-out payment (an “Earn-Out Payment”) equal to three times Legacy MTS’ Earnings Before Interest, Taxes Depreciation and Amortization (“EBITDA”) for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the Business as at December 31, 2023, and for the 12-month period ending on such date (as applicable, the “Earn-Out Schedule Delivery Date”), which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller a schedule certified by its Chief Executive Officer and Chief Financial Officer (an “Earn-Out Schedule”) setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023).

Change from Foreign Private Issuer to Domestic Issuer

Prior to January 1, 2023, SharpLink Israel qualified as a foreign private issuer. There are two tests to determine whether a foreign company qualifies as a foreign private issuer: the U.S. shareholder test and U.S. business contacts test. Under the U.S. shareholder test, a foreign company will qualify as a foreign private issuer if 50% or less of its outstanding voting securities are held by U.S. residents. If a foreign company fails this shareholder test, it will still be considered a foreign private issuer unless it fails any one part of the U.S. business contacts test. The U.S. business contacts test includes the following three parts: 1) the majority of the company’s executive officers or directors are U.S. citizens or residents; 2) more than 50% of the issuer’s assets are located in the United States; or 3) the issuer’s business is administered principally in the United States. Because we failed these tests, we ceased being a foreign private issuer and effective January 1, 2023, we began complying with the reporting requirements under the rules and regulations of the Exchange Act, applicable to U.S. domestic companies.

Change in Share Capital

On October 24, 2023, SharpLink Israel held an Extraordinary General Meeting of Shareholders (the “Meeting”) at which shareholders approved the adoption of an amendment to SharpLink Israel’s amended and restated articles of association to increase authorized share capital of SharpLink Israel from 9,290,000 ordinary shares, nominal value NIS 0.60 per share, to 100,000,000 ordinary shares, nominal value NIS 0.60 per share, and a corresponding amendment to SharpLink Israel’s memorandum of association.

Recent Equity Sale of Sports Gaming Client Services and SportsHub Gaming Network Operating Segments

On January 18, 2024, SharpLink Israel (“Parent Seller”) and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN Acquisition Corp. (“SHGN”) and together with Parent Seller and Subsidiary Seller, the (“Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owned all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units to the Buyer, by selling all of the issued and outstanding shares of common stock or membership interests of the Targets and the Acquired Subsidiaries for $22,500,000 in an all cash transaction.

SHGN owns all of the membership interests in Virtual Fantasy Games Acquisitions, LLC , a Minnesota limited liability company; LeagueSafe Management, LLC , a Minnesota limited liability company; SportsHub Reserve, LLC, a Minnesota limited liability company; SportsHub PA, LLC, a Pennsylvania limited liability company; SportsHub Operations, LLC, a Minnesota limited liability company; SportsHub Holdings, LLC, a Minnesota limited liability company; SportsHub Regulatory, LLC, a Minnesota limited liability company; and SportsHub Player Reserve, LLC, a Minnesota limited liability company (collectively, the “Acquired Subsidiaries”).

As a result of the Equity Sale, we have ceased our Sports Gaming Client Services and SportsHub Gaming Network operations. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Equity Sale on January 18, 2024. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Nasdaq Notice

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink did not comply with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires listed companies to maintain stockholders’ equity of at least $2.5 million under the net equity standard. As of the SharpLink Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2023, SharpLink reported total stockholders’ deficit of $4,463,917. SharpLink did not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink was not in compliance with Nasdaq’s Listing Rule.

As reported on a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2023, SharpLink submitted a hearing request with the Nasdaq Hearings Panel (the “Panel”) on November 28, 2023, relating to the Staff’s determination to delist the Company’s securities from Nasdaq due to the Company’s failure to meet the minimum $2.5 million shareholders’ equity requirement for continued listing as defined by the Rule. On November 28, 2023, the Company was notified by Nasdaq that an oral hearing (the “Hearing”) had been scheduled for February 20, 2024; and, the delisting action referenced in the Staff’s determination letter, dated November 21, 2023, had been stayed, pending a final determination by the Panel.

On January 25, 2024, SharpLink filed a Current Report on Form 8-K with the SEC, disclosing details of the sale of its Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. for $22.5 million in an all-cash transaction (the “Equity Sale”). As a result of the Equity Sale, the Company’s total stockholders’ equity exceeded $2.5 million as of the date of the above referenced Form 8-K filing. As a result of the Equity Sale, the Company believed that it had regained compliance with all applicable continued listing requirements and had requested that the Staff determine whether the Hearing should be cancelled.

On February 7, 2024, SharpLink received formal notification from Nasdaq that the Company’s previously announced deficiency under the Rule had been cured, and the Company had regained compliance with all applicable continued listing standards. Therefore, the Hearing before the Nasdaq Hearings Panel, originally scheduled for February 20, 2024, was cancelled. SharpLink’s Common Stock continues to be listed and traded on Nasdaq. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Redomestication from Israel to Delaware

On February 13, 2024, SharpLink Israel completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”) and SharpLink Gaming, Inc. (“SharpLink US”). The Domestication Merger was achieved through a merger of SharpLink Merger Sub with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Operating Segments

The table below reflects our revenue by operating segment for the years indicated below:

	For the Year Ended December 31,
Segment	2023	2022
Affiliate Marketing Services - International	$4,198,279	$3,427,698
Affiliate Marketing Services – United States	754,446	62,250
Total	$4,952,725	$3,489,948

Affiliate Marketing Services – International

On December 31, 2021, in a combination of cash and stock transaction, SharpLink acquired certain assets of FourCubed, including FourCubed’s iGaming and affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to U.S. regulated and global iGaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igambingbusiness.com and igamingaffiliate.com. The strategic acquisition of FourCubed brought SharpLink an industry respected operating team with decades of combined experience in conversion through affiliate marketing services and in securing recurring net gaming revenue (“NGR”) contracts with many of the world’s leading iGaming companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair and World Poker Tour (WPT Global), among others.

The PAS affiliate network is comprised of more than 12,400 referred sub-affiliates and has delivered over 2.5 million referred players since the network’s launch in 2008.

Affiliate Marketing Services – United States

As part of our strategy to deliver unique fan activation solutions to our sportsbook and casino partners, in November 2022, we executed the first phase of a planned multi-phase roll-out of our U.S.-focused direct to player (“D2P”) business with the launch of state-specific affiliate marketing websites. These state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to the Company’s sportsbook and casino partners’ which are licensed to operate in each respective state. As of March 29, 2024, we are licensed to operate in 18 jurisdictions and own and operate D2P sites serving 17 U.S. states.

Specifically, the following proprietary affiliate marketing web properties are in operation:

●	Arizona – sharpbettingaz.com

●	Colorado – sharpbettingco.com

●	Iowa – sharpbettingia.com

●	Illinois – sharpbettingil.com

●	Indiana – sharpbettingin.com

●	Kansas – sharpbettingks.com

●	Louisiana – sharpbettingla.com

●	Maryland – sharpbettingmd.com

●	Michigan – sharpbettingmi.com

●	New Jersey – sharpbettingnj.com

●	New York – sharpbettingny.com

●	Ohio – sharpbettingoh.com

●	Pennsylvania – sharpbettingpa.com

●	Tennessee – sharpbettingtn.com

●	Virginia – sharpbettingva.com

●	West Virginia – sharpbettingwv.com

●	Wyoming – sharpbettingwy.com

All 17 websites feature key highlights, sports betting offers and special promo codes for partner sportsbooks operating in each state. In addition, four of the 17 state sites – Michigan, New Jersey, Pennsylvania and West Virginia where iGaming has been legalized – feature similar content relating directly to SharpLink’s online casino partners. As more states legalize sports betting, our portfolio of state-specific affiliate marketing properties may expand to include them. We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our D2P sites.

In the first quarter of 2023, we announced that in connection with our national audience aggregation and phased D2P revenue growth initiatives, phase two of our plan was implemented when we launched SharpBetting.com, a sports betting education hub for experienced and novice sports fans. SharpBetting.com is a robust educational website dedicated to teaching new sports betting enthusiasts the fundamentals of, and winning strategies for, navigating the legal sports betting landscape.

Affiliate Marketing Services Revenue Models

SharpLink generates revenue from both our Affiliate Marketing Services International and United States segments by earning a commission from sportsbooks and casino operators on new depositors directed to them via our PAS affiliate marketing network in international markets and from our proprietary D2P websites in America. Depending on the terms of our marketing agreement with each operator and the type of license SharpLink has been granted in a particular state by its regulator, commissions may be paid in the form of cost per acquisition (“CPA”) or by sharing in NGR generated by the referred depositor.

Market Opportunity

Search for odds or lines on any given match-up, and the vast majority of search results will spring from affiliate marketing sites. Affiliates play a critical role in the online sports betting and casino gaming ecosystems, especially in newly regulated states in the United States.

The affiliate market has a long history of operating in tandem with sports betting, reaching back to much-more-mature markets like the United Kingdom and countries throughout Europe – or even beyond locally regulated online betting – and into the early annals of U.S. sports betting upon the 2018 repeal of the Professional and Amateur Sports Protection Act (“PASPA”). However, today, the value of a modern affiliate marketer goes far beyond the number of first-time depositors they generate in a month. Rather, they also provide expert feedback, educate new players on betting responsibly and offer a low-risk marketing alternative to traditional advertising, as they are paid on performance.

Virtually every online gambling operator in the Unites States and in Europe utilizes affiliate marketing to get their brand in front of the most valuable customers — the high intent customers who are well-aware, well-informed and already interested players that generate more revenue. In fact, many of the end-users that browse an affiliate marketing website have already decided that they are going to open an account with a sportsbook or online poker room and wager online; however, they have not yet decided where they want to do that.

Due to technical tools and features like digital marketing, analytics and the extended usage of cookies, affiliate marketing in sports betting and online casino gaming has become extremely cost effective to implement and measure, making it a billion dollar industry. According to data analysts at Demand Sage, the global affiliate marketing industry is growing at a “very handsome rate,” with a current market size of $27.8 billion that is projected to reach $48 billion by 2027. Affiliate marketing has been a critical strategy in ecommerce for nearly a decade. In fact, Influencer Marketing Hub projects that affiliate marketing spend will reach $15.7 billion globally in 2024. That’s up from $8.6 billion in 2017.

Competition

A number of businesses exist in the market for performance marketing solutions for the sports betting and casino gaming industries. These businesses generally fall into three categories: small companies with some similar products but with minimal distribution; companies that acknowledge official rights but lack meaningful scale; and genuine competitors that offer similar products and services to the same target clients. SharpLink considers its most direct and relevant competitors to be Gambling.com, Catena Media and Bettor Collective.

The specific industries in which we operate are characterized by dynamic customer demand and technological advances, and there is significant competition among sports betting and casino gaming affiliate marketers. A number of established, well-financed companies producing online gaming and/or sports betting fan activation solutions compete with our service offerings, and other well-capitalized companies may introduce competitive services. There has also been consolidation among competitors in the sports betting and casino gaming industries and such consolidation and future consolidation could result in the formation of larger competitors with increased financial resources and altered cost structures, which may enable them to offer more competitive products and services, gain a larger market share, expand their product and service offerings and broaden their geographic scope of operations.

Our Competitive Strengths

SharpLink believes that the principal differentiating factors that set us apart from our competition include our market-centric portfolio of fan activation solutions, comprised of our proprietary affiliate marketing network, owned and operated U.S. state-specific D2P web properties, long-standing relationships with sportsbooks and casino gaming operators, ease of integration with our operating partners and scalability of our growth platform. SharpLink’s products, services, experience, industry relationships and corporate culture allow it to compete effectively across all these factors.

Key Growth Strategies

●	Focusing on performance marketing. Through the recent Equity Sale of our Sports Gaming Client Services and SportsHub Gaming Network businesses, SharpLink has emerged as a pure-play performance marketing company with a solid balance sheet, cash, no interest-bearing debt, significantly reduced operating expenses and a core team of affiliate marketing experts – all with an innate entrepreneurial mindset and a shared commitment to growth, cost discipline and long-term value creation.

●	Effectively managing our growth portfolio for long-term value creation. Our production and development programs present numerous investment opportunities that we believe will deliver long-term growth by providing our partners with valuable new customer acquisition capabilities made possible through our proprietary performance marketing solutions. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

●

Fostering our entrepreneurial culture and continuing to attract, develop and retain highly skilled personnel. Our Company’s culture encourages innovation and entrepreneurialism, which helps to attract and retain highly skilled professionals. We intend to preserve this culture to nurture the design and development of innovative performance marketing solutions that help to distinguish us in the markets we serve.

Government Regulation

We operate in various jurisdictions and our business is subject to extensive regulation under the laws, rules and regulations of the jurisdictions in which we operate. Violations of laws or regulations in one jurisdiction could result in disciplinary action in that and other jurisdictions.

We have a progressive U.S. licensing strategy. We are currently licensed or authorized to provide affiliate marketing services to sports betting and online casino gaming operators in 17 U.S. states. State gaming authorities may, subject to certain administrative procedural requirements, (i) deny an application, or limit, condition, revoke or suspend any license issued by them; (ii) impose fines, either on a mandatory basis or as a consensual settlement of regulatory action; (iii) demand that named individuals or stockholders be disassociated from a gaming business; and (iv) in serious cases, liaise with local prosecutors to pursue legal action, which may result in civil or criminal penalties.

Among others, applicable laws include those regulating privacy, data/cyber security, data collection and use, cross-border data transfers, advertising regulations and/or sports betting and online gaming laws and regulations. These laws impact, among other things, data collection, usage, storage, security and breach, dissemination (including transfer to third parties and cross-border), retention and destruction. Certain of these laws provide for civil and criminal penalties for violations.

The data privacy and collection laws and regulations that affect SharpLink’s business include, but are not limited to:

●	U.S. federal, state and local data protections laws such as the Federal Trade Commission Act and similar state laws;

●	state data breach laws and state privacy laws, such as the California Consumer Privacy Act, the California Consumer Privacy Rights Act, and the Stop Hacks and Improve Electronic Data Security Act of New York; and

●	other data protection, data localization and state laws impacting data privacy and collection.

Other regulations that affect SharpLink’s business include:

●	U.S. state laws regulating sports betting, fantasy sports and online gaming and related licensing requirements;

●	laws regulating the advertising and marketing of sports betting, including but not limited to the U.S. Federal Trade Commission Act;

●	laws and regulations relating to antitrust, competition, anti-money laundering, economic and trade sanctions, intellectual property, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters; and

●	other international, domestic federal and state laws impacting marketing and advertising, including but not limited to laws such as the Americans with Disabilities Act, the Telephone Consumer Protection Act of 1991, state telemarketing laws and regulations, and state unfair or deceptive practices acts.

For more detailed information regarding government regulations that has historically affected or may affect our business in the foreseeable future, please refer to Item 1a. Risk Factors – Risks Related to Legal Matters and Regulations Affecting SharpLink’s Business.

Compliance

SharpLink has implemented (and is committed to continually refining and enhancing) a holistic internal compliance program to help ensure that we remain in full compliance with state regulatory licensing requirements imposed on us in connection with our business operations. Compliance is an important cornerstone of our growth strategy and we are committed to building our business and our reputation by adhering to the highest compliance standards.

Our Headquarters

Our principal executive offices are located at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota and our telephone number is 612-293-0619. Our website address is www.sharplink.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Human Capital Resources

As of December 31, 2023, SharpLink employed a total of 51 full-time employees. However, upon closing of the Equity Sale of our Sports Gaming Services and SportsHub Gaming Network businesses to RSports on January 18, 2024, 46 people previously employed by us moved to RSports in connection with the Equity Sale. SharpLink outsources certain employment benefits and other employee-related administrative functions to a third party service provider, which serves as a co-employer of its employees for these purposes. None of SharpLink’s employees are currently represented by a labor union or covered by a collective bargaining agreement, and SharpLink’s management believes that the company’s relations with its employees are good.

We acknowledge that our employees are our most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of our products; and evolve and invest in technology, tools and resources to enable employees at work.

Intellectual Property

Intellectual property rights are important to the success of SharpLink’s business. SharpLink relies on a combination of database, trademark, trade secret, confidentiality and other intellectual property protection laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual protections, to protect its intellectual property rights, including its databases, know-how and brand. In the United States, SharpLink currently hold several domain names and, in the future, it may acquire patents, additional trademarks and domain names. As of March 29, 2024, SharpLink owns 294 domain name registrations.

It has not always been, and in the future may not be, possible or commercially desirable to obtain registered protection for SharpLink’s products, software, databases or other technology. In such situations, SharpLink relies on laws governing protection of unregistered intellectual property rights, confidentiality and/or contractual exclusivity of and to underlying data and technology to prevent unauthorized use by third parties. SharpLink uses Open Source Software in its services and periodically reviews its use of Open Source Software to attempt to avoid subjecting its services and product offerings to conditions SharpLink does not intend to impose on them.

SharpLink controls access to and use of its data, databases, and other confidential information through the use of internal and external controls, including contractual protections with employees, contractors, clients and partners. SharpLink requires its employees, consultants and other third parties to enter into confidentiality and proprietary rights agreements, and it controls and monitors access to its data, database, software, documentation, proprietary technology and other confidential information. SharpLink’s policy is to require all of its employees and independent contractors to sign agreements assigning to it any inventions, trade secrets, works of authorship, developments, processes and other intellectual property generated by them on its behalf and under which they agree to protect its confidential information. In addition, SharpLink generally enters into confidentiality agreements with its business partners.

Where You Can Find Additional Information

The Company currently files with the U.S. Securities and Exchange Commission (the “SEC”) current reports on Form 8-K, and amendments to those reports and will furnish its proxy statement. Further, all filings made by SharpLink when it qualified as a foreign private issuer are also maintained with the SEC. These filings are available free of charge on the Company’s website, www.sharplink.com, shortly after they are filed with the SEC, including filings made by SharpLink and SharpLink Israel. The SEC maintains an Internet website, www.sec.gov, which contains reports and information statements and other information regarding issuers.

ITEM 1A. RISK FACTORS

The risk factors discussed below could cause our actual results to differ materially from those expressed in any forward-looking statements. Although we have attempted to list comprehensively these important factors, we caution you that other factors may in the future prove to be important in affecting our results of operations. New factors emerge from time to time and it is not possible for us to predict all of these factors, nor can we assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

Risks Related to Our Business and the Industries We Serve

SharpLink has a history of losses and may not be able to achieve or sustain profitability in the future.

We have a history of incurring net losses and we may not achieve or maintain profitability in the future. We experienced net losses of $14,243,182 and $15,233,378 for the years ended December 31, 2023 and 2022, respectively, after factoring a net loss from discontinued operations of $2,994,584 and $1,137,732 for the same comparable periods, respectively. As of December 31, 2023, we had an accumulated deficit of $87,857,456. We cannot predict when or whether we will reach or maintain profitability.

If we are unable to increase our revenues or our operating costs are higher than expected, we may not be able to achieve profitability and our operating results may fluctuate significantly.

We may not be able to accurately forecast our revenues or future revenue growth rate. Many of our expenses, particularly personnel costs and monthly IT and insurance costs, are relatively fixed, but we may experience higher than expected operating costs, including increased selling and marketing costs, communications costs, travel costs, third-party technology licensing fees, audit and legal fees, professional fees and other costs. As a result, we may not be able to adjust spending quickly enough to offset any unexpected increase in expenses or revenue shortfall. Increased competition could lead to significant price pressure for the services we provide, which could make profitability even more challenging.

If operating costs exceed our expectations and cannot be adjusted accordingly, our results of operations and financial position could be materially and adversely affected. Additionally, we may not be able to sustain our current revenue and any revenue growth. Reduced demand, whether due to a weakening of the global economy, reduction in consumer spending, competition or other reasons, may result in decreased revenues and growth, and a material adverse effect on our operating results.

We will require additional capital to support our growth plans and such capital may not be available on reasonable terms or at all. If we do not raise sufficient capital, there is substantial doubt about our ability to continue as a going concern.

In the pursuit of SharpLink’s long-term growth strategy and the development of its affiliate marketing services and related businesses, the Company has sustained continued operating losses. During the years ended December 31, 2023 and December 31, 2022, the Company had a net loss from continuing operations of $11,248,598 and $14,095,646, respectively; and cash used in operating activities from continuing operations of $7,910,996 for the year ended December 31, 2023 and cash used for operating activities from continuing operations of $8,047,278 for the prior year.

The Company is continually evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, equity financing, issuing, or restructuring debt, entering into other financing arrangements, and restructuring operations to increase revenues and decrease expenses. The Company may be unable to access further equity or debt financing when needed or obtain additional liquidity under acceptable terms, if at all. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The audited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern.

Until we can generate a sufficient amount of revenue to finance our capital needs, which we may never achieve, we expect to finance our cash needs primarily through public or private equity financings or conventional debt financings. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed to support our business growth and to respond to business challenges, track and comply with applicable laws and regulations, develop new technology and services or enhance our existing offering, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of future growth initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected.

SharpLink relies on our relationships with sportsbooks and online casino gaming operators and loss of existing relationships or failure to renew or expand existing relationships may cause loss of a competitive advantage or require SharpLink to modify, limit or discontinue certain offerings, which could materially and adversely affect our business, financial condition, results of operations and prospects.

SharpLink relies on relationships with online sports betting bookmakers and casino gaming operators, and the future success of our business may depend, in part, on our ability to obtain, retain and expand such relationships. SharpLink’s arrangements with these partners may not continue to be available to us on commercially reasonable terms, or at all. In addition, the industries we operate in are highly competitive. It is common for multiple competitors to provide services to clients simultaneously and we expect this to continue. In the event we lose existing arrangements or cannot renew and expand existing arrangements, we may be required to discontinue or limit our offerings or services, which could materially and adversely affect our financial condition and business operation.

SharpLink operates in a competitive market and may lose clients and relationships to both existing and future competitors.

The market for performance marketing services is competitive and rapidly changing. The online sports betting and casino gaming industries are particularly competitive and fast growing. Competition in these markets may increase further if economic conditions or other circumstances cause consumer bases and consumer spending to decrease and service providers to compete for fewer consumer resources. Our existing and future competitors have, or may in the future have or obtain, greater name recognition, larger customer bases, better technology or data, lower prices, exclusive or better access to data, greater user traffic or greater financial, technical or marketing resources than we have. Our competitors may be able to undertake more effective marketing campaigns, obtain more data, adopt more aggressive pricing policies, make more attractive offers to potential employees, subscribers, sports betting and casino gaming operators, sub-affiliate partners and content providers or may be able to respond more quickly to new or emerging technologies or changes in user requirements. If our competitors develop more advanced and effective performance marketing solutions before we do, our business and profitability could be materially and adversely affected. If we are unable to maintain or develop relationships with sportsbooks and online casino gaming operators, our revenues will fail to grow or may even decline, in each case having a material adverse effect on our business, financial condition, results of operations and prospects.

SharpLink’s business may be materially and adversely affected if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards and changing regulatory requirements, or if we do not invest in product development and provide services that are attractive to our partners.

Our future business and financial success will depend on our ability to continue to anticipate the needs of our partners or potential clients in order to successfully introduce new and upgraded performance marketing products and services. To be successful, SharpLink must be able to quickly adapt to changes in technology, industry standards and regulatory requirements by continually enhancing our technology, services and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our staff and management. These processes are costly and time intensive, and our efforts to develop, integrate and enhance our products and services may not be successful. In addition, successfully scaling up and launching and selling a new or upgraded product or service puts additional strain on our sales and marketing resources. Investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our personnel and capital resources. If we are unable to manage our expansion efforts effectively, in obtaining greater market share or in obtaining widespread adoption of our current or future products and services, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded services, which could have a material adverse effect on our financial results.

If we are unable to develop new or upgraded products and services or decide to combine, shift focus from, or phase out a product or service, then our clients may choose a competitive product or service over us, our revenues may decline, and our ability to achieve or maintain profitability may be reduced. If we incur significant costs in developing new or upgraded services or combining and coordinating existing services, if we are not successful in marketing and selling these new services or upgrades, or if our partners fail to accept these new or combined and coordinating services, then there could be a material adverse effect on our results of operations, and we may never achieve profitability. If we eliminate or phase out a product or service and we are not able to offer and successfully market and sell alternative products or services, our revenues may decrease, which could have a material adverse effect on our results of operations.

Our ability to effectively monitor and respond to the rapid and ongoing developments and expectations relating to the environmental, social and governance matters, including related social expectations and concerns, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

There is an increasing focus from certain investors, employees, regulators, listing exchanges and other stakeholders concerning corporate responsibility and sustainability matters, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in us if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, companies’ efforts and impacts on climate change and human rights, ethics and compliance with law, diversity and the role of companies’ board of directors in supervising various sustainability issues. In light of investors’ increased focus on ESG matters, if we are perceived as lagging with respect to ESG initiatives, these investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our Board accountable.

In addition, there are rapid and ongoing developments and changing expectations relating to ESG matters, and the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to adequately recognize and respond to such developments and governmental, societal, investor and consumer expectations relating to such ESG matters, we may miss corporate opportunities, become subject to additional scrutiny or incur unexpected costs. We may face risk of litigation or reputational damage in the event that our corporate responsibility procedures or standards do not meet the standards set by various constituencies.

We may also face reputational damage if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our Common Stock from consideration by certain investors who may elect to invest with our competitors instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, financial condition or results of operations, including the sustainability of our business over time, and could cause the market value of our Common Stock to decline.

Further, our emphasis on ESG issues may not maximize short-term financial results and may yield financial results that conflict with the market’s expectations. We may in the future make business decisions that may reduce our short-term financial results if we believe that the decisions are consistent with our ESG goals, which we believe will improve our financial results over the long term. These decisions may not be consistent with the short-term expectations of our stockholders and may not produce the long-term benefits that we expect, in which case our business, financial condition and results of operations could be harmed.

The loss or significant reduction in business from one or more of our large partners could materially and adversely affect our business, financial condition and results of operations.

A material portion of our revenue is concentrated in some of our largest partners, and we do not have long-term contracts that require these partners to continue to use our services. Our revenue growth depends on our ability to obtain new partners and achieve and sustain a high level of renewal rates with respect to our existing partners. Failure to achieve one or more of these objectives could have a material adverse effect on our business, financial condition and operating results.

SharpLink’s operations are subject to seasonal fluctuations that may impact results of operations and cash flow.

Although the sporting calendar is year-round, there is seasonality in sporting events that may impact our operations and operations of sports leagues, sports media organizations, casinos and sports betting bookmakers. Certain sports only hold events during portions of the calendar year, such as the NFL, which plays games in the fall and winter months. Sports off-seasons cause decreases in our revenues and revenues of our clients, and factors such as playoffs, championships or similar events are unknown and may not yield consistent sources of revenue for us and our clients. Further, our revenue and the revenue of our partners may also be affected by the scheduling of major sporting events that do not occur annually, such as the Olympics or World Cup, or the cancellation or postponement of sporting events and races, such as postponements which resulted from the COVID-19 pandemic. Such fluctuations and uncertainties may have a material adverse effect on our future financial condition or results of operation.

Our business and operating results and operating results of our clients and vendors may be significantly impacted by general economic, political and social conditions, pandemics, wars or terrorist activity, severe weather events and other natural disasters, and the health of the sports, entertainment and sports betting industries.

Our business and operating results and the business and operating results of our clients and vendors are subject to global economic conditions and their impact on levels of consumer spending. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global sports, entertainment and sports betting industries, and may have a material adverse effect on our business and financial condition and the business and financial condition of our clients, business partners and vendors. If the U.S. or international economies experience another recession or any of the relevant regional or local economies suffer a continued downturn, we may experience a material adverse effect on our business, financial condition, results of operations and prospects.

Adverse developments affecting financial markets and economies throughout the world, including fluctuation in stock markets resulting from, among other things, trends in the economy as a whole, a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, severe weather events and other natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines or volatility in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, may further reduce spending on sporting events, sports betting and marketing services and may negatively affect the sports, entertainment and sports betting industries. Any one of these developments could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on a limited number of customers for a substantial portion of our Affiliate Marketing Services – International revenue, and the loss of customers, unfavorable changes to terms in customer contracts or unfavorable changes in the markets served by our customers due to geopolitical, regulatory or other facts could materially and adversely affect our revenue, profitability and financial condition.

Our Affiliate Marketing Services – International business segment generates revenue by delivering a broad base of players to casino gaming operators, which are our customers. The loss of any of our key operators, or a significant reduction in sales or contracted rates to any key operator, or unfavorable changes in contracts with operators due to geopolitical, regulatory or other factors, could significantly reduce our revenue, margins and earnings and adversely affect our business. Entain plc, an operator, is our largest customer, comprising approximately 38% of our Affiliate Marketing Services – International business segment’s revenue for the year ended December 31, 2023. The contract with this customer requires a nominal notice period to terminate the contract. If notice were provided, our revenues would decline from then-current net gaming revenue rates to approximately one-third the then-current rate.

The impact to gross margin percentage would be a similar reduction to that of revenue percentage as we pay our sub-affiliates based on a percentage of the then-current net gaming revenue and any reduction in our revenue would be a corresponding reduction in our cost of revenue. This customer also has the unilateral right to cease offering services in the markets in which it operates, which would result in the loss of revenue to us. In response to a removal of service offerings in various markets, our Affiliate Marketing Services – International segment has the ability to market our user base to other operators who continue to offer service to the various markets. If we are required to change service providers, we expect to incur switching costs, which could include lost revenues during the transition period and additional player promotions to incentive players to migrate to a new platform once the platform previously used is no longer available.

On February 24, 2022, Russia launched an invasion in Ukraine. In connection with the status of international relations with Russia, particularly in light of Russian’s invasion of Ukraine, the U.S. government and the European Union have adopted sanctions on certain industry sectors and parties in Russia. The United States and other countries may implement additional actions, including trade actions, tariffs, export controls and sanctions against other countries or localities, including potentially against certain Russian government, government-related or other entities or individuals related to actions in Ukraine, which along with any retaliatory measures could increase costs, adversely affect our operations or adversely affect our ability to meet contractual and financial obligations. These potential sanctions and export controls, as well as any responses from Russia, could adversely affect us and/or the Company’s business partners or customers. While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Our recruitment and retention of qualified personnel and key employees, including members of our senior management team, are vital to growing our businesses and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key employees to manage and operate our businesses. We believe a significant portion of our success is owed to Chairman and CEO Rob Phythian and his longstanding relationships with sports leagues, sports media companies and fantasy sports companies. The leadership of Mr. Phythian and our other current executive officers and key employees has been critical and the departure of Mr. Phythian or any one of our other executive officers or other key employees, or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our businesses. We may not be able to attract or retain such highly qualified personnel in the future, and we do not expect that we will be able to replace their longstanding industry relationships. In addition, the loss of employees or the inability to hire qualified personnel that are knowledgeable regarding the sports betting and online casino gaming industries could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

The sports betting and online gaming industries require specific knowledge that is not easily transferable from other industries and finding suitable replacements for specialized roles can be challenging in a limited talent pool. The prevailing tight labor market in the United States has also made hiring more difficult and the costs of hiring more expensive, including for technical workers. If we do not succeed in attracting, hiring and integrating qualified personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be materially and adversely affected. In addition, the effects of inflation of compensation and related employee costs may have a material adverse effect on our financial condition and results of operations.

SharpLink has acquired, and in the future may acquire or merge with, other businesses. Our business may suffer if we are unable to successfully integrate acquired businesses into us or otherwise manage the growth associated with multiple acquisitions.

As part of our growth strategy, we have made, and intend to continue to pursue, mergers and acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of the Company’s mergers and acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all.

We may decide to pursue acquisitions or mergers with which our investors may not agree, and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, mergers and acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these mergers or acquisitions into our Company, our business could be seriously harmed. Mergers and acquisitions may expose us to operational challenges and risks, including, but not limited to:

●	the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products with our business;

●	increased indebtedness and the expense of integrated acquired businesses, including significant regulatory, administrative, operational, economic and geographic challenges in managing and integrating the expanded or combined operations;

●	entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●	the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel for expanded operations.

SharpLink’s merger and acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Moreover, issuing common or preferred stock, or other securities, to fund an acquisition would cause economic dilution to existing shareholders.

Risks Related to Legal Matters and Regulations Affecting SharpLink’s Business

We and our partners are subject to complex laws and regulations, which are subject to change and interpretation, and which could subject us to claims or otherwise harm us and our clients. Any change in existing regulations or their interpretation, or the regulatory climate and requirements applicable to us or our partners’ businesses, could have a material adverse impact on our business, prospects, financial condition and results of operations.

SharpLink and our partners are generally subject to laws and regulations relating to sports betting, online gaming, affiliate marketing and advertising in the jurisdictions in which SharpLink and our partners conduct our respective businesses, as well as the general laws and regulations that apply to all e-commerce and online businesses, such as those related to privacy and personal information, tax and consumer protection. The laws and regulations applicable to SharpLink and our clients vary from one jurisdiction to another and may be affected by, among other things, political pressures and changes in legislative or governmental priorities. Some jurisdictions have introduced regulations attempting to restrict or prohibit sports betting, online gaming and advertising, while others have taken the position that sports betting or online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable sports betting or online gaming in their jurisdictions.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our businesses and/or the businesses of our clients. In addition, future regulatory action, court decisions or other governmental action may have a material impact on SharpLink and/or our clients’ operations and financial results. Governmental authorities could view SharpLink, or our clients, as having violated applicable laws or regulations, despite SharpLink or our clients’ efforts to obtain and maintain compliance with all applicable licenses or approvals. There are also risks that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent providers, or private individuals, could be initiated against SharpLink, our partners, Internet service providers, payment processors, advertisers and others involved in the sports betting and online gaming industries. Changes in applicable law and other regulatory, court or other proceedings could prohibit or impose significant restrictions being imposed upon SharpLink or our business partners. These events could also involve substantial and unexpected compliance and litigation expense, penalties, fines, seizure of assets and injunctions, while diverting the attention of our management team. Any such proceedings or any change in laws or regulations or their interpretation applicable to SharpLink or our partners could have a material adverse effect on our business, prospects, financial condition and results of operations.

Failure to obtain or maintain the required regulatory approvals and licenses in the various jurisdictions that SharpLink operates or intends to operate, whether individually or collectively, could have a material adverse effect on our business.

We are currently licensed and/or authorized to operate in 18 U.S. states, the District of Columbia, Puerto Rico and Ontario, Canada where legislation has been adopted permitting online sports betting. Any of the Company’s licenses to operate legally in the industry could be revoked, suspended or conditioned at any time. Any of our future license applications may also be denied or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. As laws and regulations change, we may need to obtain and maintain licenses or registrations in additional jurisdictions. In addition, once licensed, we may be subject to various ongoing requirements, including supervision by the respective governmental agency of certain transfers of ownership and acquisitions.

In addition, we may expand into new states and jurisdictions and will generally be required to obtain approval and licensures required by such states and jurisdictions. This is a time-consuming process that can be extremely costly. Any delays in obtaining or difficulty in maintaining regulatory approvals or licenses needed for expansion can negatively affect our opportunities for growth, including the growth of our client base, or delay our ability to recognize revenue from our offerings in any such states and jurisdictions. If we are unable to effectively develop and operate directly or indirectly within these new states or jurisdictions or if our competitors are able to successfully penetrate geographic jurisdictions that we cannot access or where we face other restrictions, there could be a material adverse effect on our business, operating results and financial condition. Likewise, our failure to obtain or maintain the required regulatory approvals and licenses in the various states and jurisdictions in which we operate or intend to operate, whether individually or collectively, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Future legislative and regulatory action and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. There is also a risk that civil and criminal proceedings, including class actions, brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, advertisers and others involved in the fantasy sports, sports betting and casino gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation. There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the sports betting or casino gaming industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

States also impose substantial tax rates on online sports betting and online casino gaming revenue, in addition to the federal excise tax of 25 basis points on the amount of each wager. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability. Therefore, even in cases in which a jurisdiction purports to license and regulate sports betting and/or online casino gaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees.

Our growth prospects depend on the legal status of real money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many states as we expect or may occur at a slower pace that we anticipate. Additionally, even if jurisdictions legalize sports betting and online casino gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions.

The legal sports betting market in the United States has increased significantly in recent years after the U.S. Supreme Court’s 2018 ruling that the federal restrictions on sports betting under PASPA were no longer enforceable, thus giving individual states the power to legalize sports betting. SharpLink’s growth strategy significantly depends on additional states legalizing sports betting. However, additional states may not adopt laws allowing sports betting as SharpLink’s management team expects. Moreover, states that have legalized sports betting may eliminate, narrow or otherwise detrimentally change their laws allowing legal sports betting. A failure for the legal sports betting market to expand or a contraction of the market would have a material adverse effect on SharpLink’s business, prospects, financial condition and results of operations.

SharpLink has been, and will continue to be, the subject of governmental investigations and inquiries with respect to the operation of our businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.

We have received formal and informal inquiries from time to time, from state government authorities and regulators, including tax authorities and gaming regulators, regarding compliance with laws and other matters; and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could negatively affect our financial condition and results of operations. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business.

SharpLink’s collection, storage and use of personal data are subject to applicable data protection and privacy laws, and any failure to comply with such laws may harm our reputation and business or expose SharpLink to fines and other enforcement action.

In the ordinary course of business, SharpLink collects, stores, uses and transmits certain types of information that are subject to different laws and regulations. In particular, data security and data protection laws and regulations relating to personal and consumer information that we are, or may become subject to, often vary significantly by jurisdiction and are evolving significantly as legislators and regulators continue to grapple with policy considerations surrounding the collection and use of data. Compliance with such data protection and privacy laws will require significant time and expense, particularly as we continue to expand our businesses across multiple jurisdictions.

For example, California has enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020. The CCPA requires new disclosures to California consumers, imposes new rules for collecting or using information, requires companies to comply with data subject access and deletion requests, and affords California consumers new abilities to opt out of certain disclosures of personal information. It remains unclear what, if any, regulations will be implemented pursuant to the law or how it will be interpreted. The Stop Hacks and Improve Electronic Data Security Act, otherwise known as the SHIELD Act, is a New York State bill, the data protection portions of which became effective on March 23, 2020. The SHIELD Act requires companies to adopt reasonable safeguards to protect the security, confidentiality, and integrity of private information. A company should implement a data security program containing specific measures, including risk assessments, employee training, vendor contracts, and timely data disposal. The effects of the CCPA and the SHIELD Act potentially are significant and may require us and our clients to modify data collection or processing practices and policies and to incur substantial costs in an effort to comply.

In addition, the new EU-wide General Data Protection Regulation, or GDPR, became applicable on May 25, 2018, replacing the data protection laws of each EU member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about what and how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent from individuals to process their personal data (or reliance on another appropriate legal basis) for certain data processing activities. It also significantly increased penalties for noncompliance, including where the Company may act as a data processor.

Although we continue to review and improve our policies and procedures with respect to data protection and privacy to ensure compliance with applicable laws, rules and regulations, if our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to fines, litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, or other liabilities, such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business. Compliance with data protection and privacy laws and regulations will become more complex, time intensive and costly as we grow, particularly when we begin to rely on the movement of data across national boundaries.

SharpLink may face claims for data rights infringement, which could subject us to monetary damages.

Although we have generally adopted measures to avoid potential infringement of third-party data rights in the course of our operations, ownership of certain data rights is not always clear in certain jurisdictions we may operate in, particularly in “gray” jurisdictions which are presently unregulated or partially regulated. Should we face claims for illegal data rights sources or should we inadvertently infringe on another company’s data rights in any jurisdiction, we could be subject to claims of infringement, which could be time consuming and expensive to litigate or settle, divert the attention of management and materially disrupt the conduct of our business, and we may not prevail. Any such claims, which could include a claim for injunctive relief and damages, if successful, could have a material adverse effect on our business, prospects, financial condition and results of operations.

The operation of SharpLink’s Affiliate Marketing Services – International segment are in non-U.S. jurisdictions, which subjects the Company to the economic, political, regulatory and other risks of international operations.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. Operations in these countries can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, fluctuations of currency exchange rates, and the imposition of exchange and capital controls.

Instability and uncertainties arising from the global geopolitical environment and the evolving international and domestic political, regulatory and economic landscape, including the potential for changes in global trade policies, including sanctions and trade barriers, and trends such as populism, economic nationalism and negative sentiment toward multinational companies, as well as the cost of compliance with increasingly complex and often conflicting regulations worldwide, can impair our flexibility in modifying our product offerings, marketing, hiring or other strategies for growing our businesses, as well as our ability to improve productivity and maintain acceptable operating margins.

The United States and other countries may implement actions, including trade actions, tariffs, export controls and sanctions, against other countries or localities, including against certain Russian government, government-related or other entities or individuals related to actions in Ukraine, which along with any retaliatory measures could increase costs, adversely affect our operations, or adversely affect our ability to meet contractual and financial obligations. In addition, in connection with the current status of international relations with Russia, particularly in light of Russian’s invasion of Ukraine, the U.S. government has adopted sanctions on certain industry sectors and parties in Russia. The governments of other jurisdictions in which we operate, such as the European Union, may also implement additional sanctions or other restrictive measures. These potential sanctions and export controls, as well as any responses from Russia, may adversely affect us, business partners or customers. For example, Entain plc, the largest customer of our Affiliate Marketing Services – International business segment, elected to exit the Russian market in February 2022 in response to Russia’s conflict with Ukraine, resulting in the loss of approximately 40% of the annual revenue historically generated from this customer. Consequently, during the year ended December 31, 2022, we recorded goodwill and intangible asset impairment charges of $4,726,000, largely resulted from Entain plc’s loss of access to customers in Russia.

While these factors and their impact are difficult to predict, any one or more of them could have a material adverse effect on our competitive position, results of operations, financial condition or liquidity.

Risks Related to the Technology, Intellectual Property and Infrastructure of SharpLink’s Business

SharpLink’s failure to protect or enforce our proprietary and intellectual property rights, including our unregistered intellectual property, and the costs involved in such protection and enforcement, could harm our business, financial condition, results of operations and prospects.

We rely on trademark, trade secret, confidentiality and other intellectual property protection laws to protect our rights. Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the U.S. or other countries in which we intend to operate our business. Also, the efforts SharpLink has taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or ability to compete. For example, it may not always have been possible or commercially desirable to obtain registered protection for our products, databases or other technology and, in such situations, we rely on laws governing protection of unregistered intellectual property rights, confidentiality and/or contractual exclusivity of and to underlying data and technology to prevent unauthorized use by third parties.

As such, if we are unable to protect our proprietary offerings via relevant laws or contractual exclusivity, technology and features, competitors may copy them. Additionally, protecting intellectual property rights is costly and time-consuming. Any unauthorized use of our intellectual property or disclosure of our confidential information or trade secrets could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our intellectual property rights or prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and competitors may be able to mimic our product offerings and services more effectively. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

SharpLink may face claims for intellectual property infringement, which could subject it to monetary damages or limit SharpLink in using some of our technologies or providing certain solutions.

Although we have generally adopted measures to avoid potential infringement of third-party intellectual property rights in the course of our operations, we may not be successful in ensuring all components of our solutions have proper authorization. Additionally, the legal position in all jurisdictions in relation to the ownership and permitted use of sports data and databases is subject to change. This area may receive additional focus in the U.S. after the overturning of federal restrictions on sports betting under PASPA, thus giving individual states the power to legalize sports betting.

We cannot be certain that our current uses of data from publicly available sources (including third-party websites) or otherwise, which are not known to infringe or misappropriate third-party intellectual property today, will not result in claims for infringement or misappropriation of third-party intellectual property in the future. Intellectual property infringement claims or claims of misappropriation against us could subject us to liability for damages and restrict us from providing solutions or require changes to certain solutions and technologies. Claims of infringement or misappropriation of a competitor’s or other third-party’s intellectual property rights, regardless of merit, could be time consuming and expensive to litigate or settle, divert the attention of our management and materially disrupt the conduct of our business, and we may not prevail. Any such claims, which could include a claim for injunctive relief and damages, if successful, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to clients, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.

The secure maintenance and transmission of information is a critical element of our operations. Our information technology and other systems that maintain and transmit information, or the systems of third-party service providers and business partners, may be compromised by a malicious third-party penetration of our network security, or the network security of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or the actions or inactions of a third-party service provider or business partner. As a result, our information may be lost, disclosed, accessed or taken without consent. We have experienced attempts to breach our systems and other similar incidents in the past. The data industry is a particularly popular target for malware attacks. We expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our clients, including phishing attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that it will not have a material impact in the future, including by overloading our systems and network and preventing our product offerings from being accessed by legitimate users through the use of ransomware or other malware.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems; or that we or such third parties otherwise maintain, including certain confidential information, which may subject us to fines or higher transaction fees or limit or terminate our access to such confidential information. SharpLink and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

Furthermore, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. In addition, any party which can illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. These risks may increase over time as we increase the number of clients and the complexity and number of technical systems and applications which we and our employees use. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents may result in: unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of information, including personally identifiable information, or the other confidential or proprietary information of SharpLink or third parties; viruses, worms, spyware, ransomware or other malware being served from SharpLink’s sites, networks or systems; deletion or modification of content or the display of unauthorized content on SharpLink’s sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In addition, the sports betting and online gaming industries have experienced and may continue to experience social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks. To date, we have not experienced a security breach material to our business; however, such breaches could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our businesses may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected users and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

We use third-party open source software components and failure to comply with the terms of the underlying open-source software licenses could restrict our ability to provide our product and service offerings.

We use software components licensed to us by third-party authors under “open source” licenses, which we refer to as Open Source Software. Use and distribution of Open Source Software may entail greater risks than use of third-party commercial software, as licensors of Open Source Software generally do not provide support, warranties, indemnification or other contractual protections regarding infringement claims or the quality of the licensed code. In addition, the public availability of Open Source Software may make it easier for others to compromise our product and service offerings.

Some licenses for Open Source Software contain requirements that we make available source code for modifications or derivative works that we create, or grant other licenses to our intellectual property, if we use such Open Source Software in certain ways. If we combine our proprietary software with Open Source Software in a certain manner, we could, under certain licenses for Open Source Software, be required to release the source code of our proprietary software to the public. This would allow our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantages. Alternatively, to avoid the public release of the affected portions of our source code, we could be required to expend substantial time and resources to re-engineer some or all of our proprietary software.

Although we periodically review our use of Open Source Software to avoid subjecting our product and service offerings to conditions we do not intend, the terms of many licenses for Open Source Software have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on SharpLink’s ability to provide or distribute our product or service offerings. From time to time, there have been claims challenging the ownership of Open Source Software against companies that incorporate Open Source Software into their solutions. We could be subject to laws by parties claiming ownership of what they believes to be Open Source Software. Moreover, we cannot assure you that our processes for controlling our use of Open Source Software in our product and service offerings will be effective. If we are found to have breached or failed to fully comply with all the terms and conditions of an Open Source Software license, we could face infringement or other liability, or be required to seek costly licenses from third parties to continue providing our product and service offerings on terms that are not economically feasible, to find replacement software, to discontinue or delay the provision of our product and service offerings if replacement cannot be accomplished on a timely basis or to make generally available, in source code form, our proprietary software, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Associated with Our Capital Stock

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Common Stock;

●	announcements about us or about our competitors or new product or service introductions;

●	developments concerning our strategic business partners;

●	the loss or unanticipated underperformance of our D2P/Affiliate Marketing Services—International business unit;

●	litigation and other developments relating to our proprietary rights or those of our competitors;

●	conditions in the U.S. sports betting and global online casino gaming industries;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in any securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions, including Russia’s invasion of Ukraine, the Israel and Palestine conflict and growing geopolitical tension with China.

Many of these factors are beyond our control. The stock markets have historically experienced substantial price and volume fluctuations. These fluctuations often have been unrelated or disproportionate to the operating performance of companies. These broad market and industry factors could reduce the market price of our securities, regardless of our actual operating performance.

We do not intend to pay cash dividends. As a result, capital appreciation, if any, will be your sole source of gain.

We intend to retain future earnings, if any, to fund the development and growth of our business. In addition, the terms of existing and future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, from the sale of our Common Stock will be your sole source of gain for the foreseeable future.

We incur significant costs as a result of operating as a public reporting company, and our management is required to devote substantial time to regulatory compliance initiatives.

As a public reporting company, we incur significant legal, accounting and other expenses not otherwise incurred by a private company. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, have imposed, and will continue to impose requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time consuming and costly.

We currently have outstanding, and we may in the future issue, instruments which are convertible into shares of Common Stock, which will result in additional dilution to our shareholders.

As of March 29, 2024, we had outstanding instruments which are convertible into 1,364,200 shares of Common Stock, including those 880,000 shares relating to the transaction entered into on February 14, 2023 with Alpha Capital Anstalt (“Alpha”), as further described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of outstanding Common Stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our securities.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules that a broker-dealer must have reasonable grounds for believing that an investment recommended to a customer is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives, and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for certain customers. FINRA requirements will likely make it more difficult for broker-dealers to recommend that their customers buy our Common Stock, which may have the effect of reducing the level of trading activity in the shares, resulting in fewer broker-dealers being willing to make a market in our shares, potentially reducing a stockholder’s ability to resell our securities.

If securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our shares or if our results of operations do not meet their expectations, the price of our securities and trading volume could decline.

The trading market for our securities will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over these analysts. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline. Moreover, if one or more of the analysts who cover us downgrade our stock, or if our results of operations do not meet their expectations, the price of our securities could decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

SharpLink has established policies and processes for assessing, identifying and managing material cybersecurity risks, and have integrated these processes into our overall risk-management processes. We have also established policies and processes for managing and responding to material cybersecurity incidents.

We routinely assess material cybersecurity risks, including potential unauthorized occurrences on, or conducted through, our information systems that may compromise the confidentiality, integrity or availability of those systems or information maintained in them. We devote appropriate resources and designate members of our management, including our Chief Executive Officer and Chief Financial Officer, to manage the risk assessment and mitigation process.

Employees are provided specific guidance to mitigate the risk of a cybersecurity attack. This guidance includes safeguards over confidential data, being aware of suspicious emails, choosing passwords, protection of Company issued and use of personal devices, managing large data transfers and use of VPNs when outside the office. Employees are directed to immediately contact either the Chief Financial Officer and Vice President of Affiliate Marketing if they encounter any suspicious activity.

We also require appropriate third-party service providers to certify that they can implement and maintain appropriate security measures, consistent with all applicable laws, in connection with their work for us, and to promptly report any suspected breach of their security measures that may affect our company. We oversee and identify risks from cybersecurity threats associated with our use of service providers through an onboarding vendor risk management program, including an inherent risk assessment.

We have not, to date, experienced a cybersecurity incident which was determined to be material, although, like any technology provider, we have experienced incidents in the past. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this Annual Report on Form 10-K under the heading “Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to clients, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects,” which should be read in conjunction with the information above.

Cybersecurity Governance

One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing our strategic risk exposure, and our executive officers are responsible for day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk-oversight function as a whole, as well as through the audit committee.

Our Chief Financial Officer and Vice President of Affiliate Marketing are responsible for assessing and managing material risks from cybersecurity threats, as well as managing, responding to and reporting material cyber incidents if any occur. They will provide periodic briefings to the Audit Committee and to the Board of Directors about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, our policies for managing and responding to cybersecurity incidents include procedures for appropriate escalations to our Audit Committee Chair.

Although we have designed our cybersecurity program and governance procedures above to mitigate cybersecurity risks, we face unknown cybersecurity risks, threats and attacks. To date, these risks, threats or attacks have not had a material impact on our operations, business strategy or financial results, but we cannot provide assurance that they will not have a material impact in the future. See the section entitled “Risk Factors” included elsewhere in this Annual Report for further information. We continuously work to enhance our cybersecurity risk management program.

ITEM 2. PROPERTIES

During 2023, the Company leased certain office space at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota 55401, USA under a long-term, non-cancelable operating lease agreement. The contract provided the right to substantially all of the economic benefits from the use of the office space and the right to direct the use of the office space. The agreement also required the Company to pay real estate taxes, insurance and repairs during the lease. After the consummation of the Equity sale, the Company is required to pay RSports a monthly amount for shared lease space at the same address at $1,000 per month. This lease is on a month-to-month basis and can be terminated upon notice to RSports prior to the next monthly payment.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the Nasdaq Capital Market under the symbol “SBET.”

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as well as the first quarter in 2024 through March 22, 2024, as reported by Nasdaq.

2024	High	Low
First Quarter	$1.83	$1.10

2023	High	Low
First Quarter	$7.80	$3.40
Second Quarter	$4.50	$2.52
Third Quarter	$3.17	$1.58
Fourth Quarter	$1.88	$1.21

2022	High	Low
First Quarter	$27.50	$11.40
Second Quarter	$15.00	$7.40
Third Quarter	$13.90	$8.70
Fourth Quarter	$8.80	$2.50

As of March 29, 2024, we had approximately 107 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of our shares of Common Stock is held through brokerage firms in “street name.”

Dividend Policy

We do not intend to pay cash dividends to our stockholders in the foreseeable future. We currently intend to retain all our available funds and future earnings, if any, to finance the growth and development of our business. Any future determination related to our dividend policy will be made at the discretion of our Board of Directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our Board of Directors may deem relevant.

Equity Compensation Plan

The following table provides summary of equity compensation plans and arrangements as of December 31, 2023:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2022	288,914	$11.40		$7,750
Granted	155,755	4.46
Exercised	-	-
Acquired[1]	14,552	14.16
Forfeited	(42,989)	6.99
Expired	(1,413)	8.84
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Exercisable as of December 31, 2023	660,594	$10.59	6.9	$3,750

1 During the year ended December 31, 2023, the Company recognized 14,552 options that were acquired during the SportsHub Acquisition. The options have an exercise price of $14.16 and expire December 21, 2032. The options were fully vested upon the SportsHub Acquisition.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2023 were previously disclosed in Current Reports on Form 8-K.

Purchases of Equity Securities by Issuer and Its Affiliates

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not materially affected by inflation.

Overview

Headquartered in Minneapolis, Minnesota, SharpLink Gaming is an online performance-based marketing company that leverages our unique fan activation solutions to generate and deliver high quality leads to our U.S. sportsbook and global casino gaming partners.

Continuing Operations

In December 2021, SharpLink had acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS. For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igambingbusiness.com and igamingaffiliate.com. The strategic acquisition of FourCubed brought SharpLink talent with proven experience in affiliate marketing services and recurring NGR contracts with many of the world’s leading online casino gambling companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair, World Poker Tour and others.

As part of our strategy to expand our affiliate marketing services from Europe to the emerging American sports betting market, in November 2022, we began a systematic roll-out of our U.S.-focused performance-based marketing business with the launch of 15 state-specific, content-rich affiliate marketing websites. Our user-friendly, state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to our sportsbook and casino partners’ which are licensed to operate in each respective state. As of January 2024, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming) and Puerto Rico. As more states legalize sports betting, our portfolio of state-specific affiliate marketing properties will expand to include them. We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

In the first quarter of 2023, we unveiled SharpBetting.com, a U.S. sports betting education hub for experienced and novice sports fans. SharpBetting.com is a robust educational website dedicated to teaching new sports betting enthusiasts the fundamentals of, and winning strategies for, navigating the legal sports betting landscape responsibly.

Today, our vision is to power a targeted and personalized online sports betting and casino gaming environment that organically introduces fans to our operator partners through relevant tools and rich content – all in a safe, credible and responsible environment.

Discontinued Operations

SharpLink’s business-building platform also included the provision of F2P sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others. In addition, we previously owned and operated a variety of proprietary real-money fantasy sports and sports simulation games and mobile apps through our SportsHub Gaming Network business unit, which also owned and operated LeagueSafe, one of the fantasy sports industry’s most trusted sources for collecting and protecting private fantasy league dues.

On January 18, 2024, SharpLink sold all of the issued and outstanding shares of common stock or membership interests in an Equity Sale, as applicable, of our Sports Gaming Client Services and SportsHub Gaming Network business units to RSports for $22.5 million in an all-cash transaction. Nearly all of the employees of these acquired business units also moved to RSports to help ensure a seamless transaction.

The historical results of our Sports Gaming Client Services and SportsHub Gaming Network businesses have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the Equity Sale. Additional disclosures relating to the Equity Sale are provided in NOTE 18 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

In December 2023, the Company discontinued investments into and operation of its C4 sports betting conversion technology (“C4”) due to the lack of market acceptance. C4 centered on cost effectively monetizing our own proprietary audiences and our customers’ audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

SharpLink also previously owned and operated an enterprise telecom expense management business (“Enterprise TEM”) acquired in July 2021 in connection with SharpLink’s go-public merger with Mer Telemanagement Solutions. Beginning in 2022, we discontinued operations for this business unit and sought a buyer for the business. On December 31, 2022, we completed the sale of this business to Israel-based Entrypoint South Ltd.

Recent Developments

Merger with SportsHub Games Network Inc. (the “SportsHub Merger”)

SharpLink Israel, SHGN Acquisition Corp., a Delaware corporation and the Merger Subsidiary, SportsHub and Christian Peterson, an individual acting as the SportsHub stockholders’ representative entered into a Merger Agreement on September 7, 2022. The Merger Agreement, as amended, contained the terms and conditions of the proposed business combination of SharpLink Israel and SportsHub. Pursuant to the Merger Agreement, as amended, on December 22, 2022, SportsHub merged with and into Merger Subsidiary with Merger Subsidiary surviving as a wholly owned subsidiary of SharpLink Israel. In association with the transaction, SharpLink Israel issued, in the aggregate, 431,926 ordinary shares to common and preferred stockholders of SportsHub, on a fully diluted basis. An additional aggregate of 40,585 ordinary shares were held in escrow for SportsHub shareholders who had not yet provided the applicable documentation required in connection with the SportsHub Merger, as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the Merger Agreement. On December 28, 2023, the escrow shares were disbursed to SportsHub shareholders in accordance with the Merger Agreement.

Sale of Legacy MTS Business

On December 31, 2022, SharpLink Israel closed on the sale of its Legacy MTS to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an Earn-Out Payment equal to three times Legacy MTS’ EBITDA for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the Business as at December 31, 2023, and for the 12-month period ending on the Earn-Out Schedule Delivery Date, which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller an Earn-out Schedule certified by its Chief Executive Officer and Chief Financial Officer setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023).

2023 Convertible Debenture and Warrant Financing

On February 15, 2023, SharpLink Israel issued a Debenture due February 15, 2026 in the original amount of $4,400,000 to Alpha. Pursuant to Section 8(a)(vi) of the Debenture, it is an event of default if SharpLink Israel is party to a fundamental transaction or agrees to sell or dispose of all or in excess of 33% of its assets in one transaction or a series of related transactions. In addition, on February 15, 2023, SharpLink Israel issued a warrant to Alpha to initially purchase 880,000 ordinary shares of SharpLink Israel (the “2023 Warrant”), which provides that in the event of a fundamental transaction, SharpLink Israel, at Alpha’s option, would repurchase the Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the “Warrant Repurchase”).

On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 8(a)(vi) of the Debenture and Section 3(e)(ii) of the 2023 Warrant in connection with the Equity Sale; and (ii) payment of the Mandatory Default Amount; and the parties agreed that SharpLink will pay 110% of the outstanding principal amount of the Debenture, plus accrued and unpaid interest, in the aggregate total amount of $4,484,230 (the “Debenture Redemption Amount”). On January 19, 2024, the Company paid Alpha the Debenture Redemption Amount. As a result, the Company’s obligations under the Debenture have been satisfied.

Pursuant to Section 5(1) of the 2023 Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Equity Sale, the 2023 Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The Parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a “fundamental transaction” as defined in the 2023 Warrant. The Parties further agree in the Settlement Agreement to fix the Black Scholes value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii)a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance is valued at $260,111 and shall be subject to the repurchase terms set forth in the Settlement Agreement.

See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Change from Foreign Private Issuer to Domestic Issuer

Prior to January 1, 2023, SharpLink Israel qualified as a foreign private issuer. There are two tests to determine whether a foreign company qualifies as a foreign private issuer: the U.S. shareholder test and U.S. business contacts test. Under the U.S. shareholder test, a foreign company will qualify as a foreign private issuer if 50% or less of its outstanding voting securities are held by U.S. residents. If a foreign company fails this shareholder test, it will still be considered a foreign private issuer unless it fails any one part of the U.S. business contacts test. The U.S. business contacts test includes the following three parts: 1) the majority of the company’s executive officers or directors are U.S. citizens or residents; 2) more than 50% of the issuer’s assets are located in the United States; or 3) the issuer’s business is administered principally in the United States. Because we failed these tests, we ceased being a foreign private issuer and effective January 1, 2023, we began complying with the reporting requirements under the rules and regulations of the Exchange Act, applicable to U.S. domestic companies.

Change in Share Capital

On October 24, 2023, SharpLink Israel held an Extraordinary General Meeting of Shareholders at which shareholders approved the adoption of an amendment to SharpLink Israel’s amended and restated articles of association to increase authorized share capital of SharpLink Israel from 9,290,000 ordinary shares, nominal value NIS 0.60 per share, to 100,000,000 ordinary shares, nominal value NIS 0.60 per share, and a corresponding amendment to SharpLink Israel’s memorandum of association.

Recent Equity Sale of Sports Gaming Services and SportsHub Gaming Network Operating Segments

On January 18, 2024, Parent Seller and SLG1 Holdings, LLC, a Delaware limited liability company, and the Subsidiary Seller, SHGN (and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports, a Minnesota corporation (“Buyer”). The Subsidiary Seller owned all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Services and SportsHub Gaming Network business units to the Buyer, by selling all of the issued and outstanding shares of common stock or membership interests of the Targets and the Acquired Subsidiaries for $22,500,000 in an all cash transaction.

SHGN owns all of the membership interests in Virtual Fantasy Games Acquisitions, LLC , a Minnesota limited liability company; LeagueSafe Management, LLC , a Minnesota limited liability company; SportsHub Reserve, LLC, a Minnesota limited liability company; SportsHub PA, LLC, a Pennsylvania limited liability company; SportsHub Operations, LLC, a Minnesota limited liability company; SportsHub Holdings, LLC, a Minnesota limited liability company; SportsHub Regulatory, LLC, a Minnesota limited liability company; and SportsHub Player Reserve, LLC, a Minnesota limited liability company (collectively, the “Acquired Subsidiaries”).

As a result of the Equity Sale, we have ceased our Sports Gaming Client Services and SportsHub Gaming Network operations. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Equity Sale on January 18, 2024. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Continued Listing on Nasdaq

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink was no longer in compliance with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million under the net equity standard. As of the SharpLink Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2023, SharpLink reported a total stockholders’ deficit of $4,463,917. SharpLink did not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink was not in compliance with Nasdaq’s Listing Rule.

As reported on a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2023, SharpLink submitted a hearing request with the Nasdaq Hearings Panel (the “Panel”) on November 28, 2023, relating to the Staff’s determination to delist the Company’s securities from Nasdaq due to the Company’s failure to meet the minimum $2.5 million shareholders’ equity requirement for continued listing as defined by the Rule. On November 28, 2023, the Company was notified by Nasdaq that an oral hearing (the “Hearing”) had been scheduled for February 20, 2024; and, the delisting action referenced in the Staff’s determination letter, dated November 21, 2023, had been stayed, pending a final determination by the Panel.

On January 24, 2024, SharpLink filed a Current Report on Form 8-K with the SEC, disclosing details of the Equity Sale to RSports for $22.5 million in an all-cash transaction. The Company further disclosed that it used a portion of the proceeds from the Equity Sale to retire approximately $19.4   million in aggregate, in outstanding debt obligations, thereby significantly strengthening its balance sheet. As a result of the Equity Sale, the Company’s total stockholders’ equity exceeded $2.5 million as of the date of the above referenced Form 8-K filing. As a result of the Equity Sale, the Company believed that it had regained compliance with all applicable continued listing requirements and had requested that the Staff determine whether the Hearing should be cancelled.

On February 7, 2024, SharpLink received formal notification from Nasdaq that the Company’s previously announced deficiency under the Rule has been cured, and the Company had regained compliance with all applicable continued listing standards. Therefore, the Hearing before the Nasdaq Hearings Panel, originally scheduled for February 20, 2024, was cancelled. SharpLink’s Common Stock continues to be listed and traded on Nasdaq. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Redomestication from Israel to Delaware

On February 13, 2024, SharpLink Israel completed its previously announced Domestication Merger, pursuant to the terms and conditions set forth in the Domestication Merger Agreement, dated June 14, 2023 and amended July 24, 2023, among SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a Domestication Merger Sub and SharpLink US. The Domestication Merger was achieved through a merger of SharpLink Merger Sub with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to use of the acquisition method of accounting for business combinations, intangibles and long-lived assets, goodwill and impairment, convertible debenture fair value, stock-based compensation, discontinued operations and revenue recognition. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. Please See NOTE 1 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

Business Combinations

The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition using the acquisition method of accounting. Any unallocated purchase price amount is recognized as goodwill on the consolidated balance sheet if it exceeds the estimated fair value or as a bargain purchase gain on the consolidated statement of operations if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of historical information and significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, especially depreciation and amortization expense. Acquisition-related costs are expensed as incurred and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in Provision for Income Taxes.

Intangible, Long-Lived Assets and Impairments

Intangible assets consist of internally developed software, customer relationships, trade names and acquired technology and are carried at cost less accumulated amortization. The Company amortizes the cost of identifiable intangible assets on a straight-line basis over the expected period of benefit, which ranges from three to ten years.

Costs associated with internally developed software are expensed as incurred unless they meet generally accepted accounting criteria for deferral and subsequent amortization. Software development costs incurred prior to the application development stage are expensed as incurred. For costs that are capitalized, the subsequent amortization is the straight-line method over the remaining economic life of the product, which is estimated to be five years.

The Company begins amortizing the asset and subsequent enhancements once the software is ready for its intended use. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date.

The Company reviews the carrying value of its long-lived assets, including equipment and finite-lived intangible assets, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimate future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value of an asset group, an impairment loss is recognized equal to an amount by which the asset group’s carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of customer loss, obsolescence, demand, competition, and other economic factors.

Convertible Debenture at Fair Value

The Company accounts for convertible debentures using an amortized cost model. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is accredited to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

The Company made an irrevocable election at the time of issuance of the Debenture to record the Debenture at its fair value (the “Fair Value Option”) with changes in fair value recorded through the Company’s consolidated statements of operations within other income (expense) at each reporting period. The Fair Value Option provides the Company a measurement basis election for financial instruments on an instrument-by-instrument basis.

Goodwill Impairment

The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company completes impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach or a combination of both income and market approaches.

The income approach requires management to make assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The key assumptions used in the income approach include revenue growth, operating income margin, discount rate and terminal growth rate. These assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

The market approach estimates fair value using performance multiples of comparable publicly traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss is recognized for the difference between the implied fair value and the carrying value of the reporting unit.

There is inherent uncertainty included in the assumptions used in goodwill impairment testing. A change to any of the assumptions could lead to a future impairment that could be material.

Stock-Based Compensation

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. All option grants during the years ended December 31, 2023 and 2022 were granted under the 2021 plan subsequent to the MTS Merger.

Discontinued Operations

In June 2022, SharpLink Israel’s Board of Directors approved management to enter into negotiations to sell MTS. SharpLink Israel negotiated a Share and Asset Purchase Agreement with the transaction completed on December 31, 2022.

In December 2023, the Company discontinued investment into and operation of its C4 sports betting conversion technology (“C4”) due to the lack of market acceptance. C4 centered on cost effectively monetizing our own proprietary audiences and our customers’ respective audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

In January 2024, SharpLink Israel closed on the sale of the issued and outstanding shares of common stock or membership interests in our Sports Gaming Client Services and SportsHub Gaming Network business segments.

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria, the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

Revenue Recognition

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. Management judgment is required in determining whether the performance obligations will be recognized at a point in time or overtime and when the transfer of control of goods and services are made to entitle the Company to receive payment. The exercise of management judgment has a material impact on when revenue is recognized.

The Affiliate Marketing Services – United States and the Affiliate Marketing Services – International operating segments generate revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites and our PAS network.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	December 31, 2023	December 31, 2022	Change	% Change
Revenues	$4,952,725	$3,489,948	$1,462,777	41.9%
Cost of Revenues	3,420,062	2,173,835	$1,246,227	57.3%
Gross profit	1,532,663	1,316,113	$216,550	16.5%
Gross profit percentage	30.9%	37.7%
Total operating expenses	10,425,865	15,598,951	$(5,173,086)	-33.2%
Operating loss	(8,893,202)	(14,282,838)	$5,389,636	-37.7%
Total other (income) expenses	(2,339,688)	174,237	$(2,513,925)	-1442.8%
Net loss before income taxes	(11,232,890)	(14,108,601)	$2,875,711	-20.4%
Provision for income taxes	15,708	(12,955)	$28,663	221.3%
Net loss from continuing operations	(11,248,598)	(14,095,646)	$2,847,048	-20.2%
Net loss from discontinued ops, net of tax	(2,994,584)	(1,137,732)	$(1,856,852)	163.2%
Net loss	$(14,243,182)	$(15,233,378)	$990,196	-6.5%

For the Year Ended December 31, 2023 as Compared to Year Ended December 31, 2022

Revenues

For the year ended December 31, 2023, revenues increased 42% to $4,952,725 as compared to revenues of $3,489,948 reported for the year ended December 31, 2022. The improvement was largely due to an 1,112% rise in revenue contribution from our Affiliate Marketing Services – US segment, which achieved revenues of $754,446 compared to $62,250 for the 12-month periods ended December 31, 2023 and 2022, respectively. Our Affiliate Marketing Services – International business segment also saw revenues climb 22% to $4,198,279, up from $3,427,698 on a comparable year-over-year basis.

Gross Profit

For the year ended December 31, 2023, gross profit increased 17% to $1,532,663 from $1,316,113 reported for the previous year. The increase was due primarily to higher revenue in 2023 for Affiliate Marketing Services – US, which was driven by a year-over-year increase in Search Engine Optimization (“SEO”) expenses and other marketing costs, as well as the continued roll-out of Affiliate Marketing Services – US’s proprietary, state-specific website development initiative. Also, Affiliate Marketing Services – US largely utilizes SEO and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites. As a consequence, our gross profit margin decreased to 31% for the year ended December 31, 2023, as compared to a gross profit margin of 38% for 2022.

Total Operating Expenses

For the 12 months ended December 31, 2023, total operating expenses decreased 33% to $10,425,865 from $15,598,951 reported for the prior year. The notable drop in total operating expenses was primarily due to lower selling, general and administrative expenses which decreased to $7,961,133 in 2023 from $10,872,951 in 2022. The improvement was further impacted by lower non-cash goodwill and intangible impairment expenses, which totaled $2,464,732 and $4,726,000 for the years ended December 31, 2023 and 2022, respectively.

Operating Loss

Operating loss decreased 38% for the 12-months ended December 31, 2023, declining to $8,893,202 as compared to $14,282,838 for the 12-month ended December 31, 2022.

Net Loss from Continuing Operations

After factoring the provision for income tax expenses of $15,708 and total other expense of $2,339,688, inclusive of $1,150,341 in interest expense and $1,230,234 in the change in fair value of our Convertible Debenture, the net loss from our continuing operations was reduced to $11,248,598 for the year ended December 31, 2023. This compared to a net loss from continuing operations of $14,095,646 for the prior year after factoring total other income of $174,237 and an income tax benefit totaling $12,955.

Net Loss from Discontinued Operations, Net of Tax

Net loss from discontinued operations, net of tax increased 163% to $2,994,584 from $1,137,732 for the 12-month periods ended December 31, 2023 and 2022, respectively. This increase was due to the SportsHub Gaming Network segment not having a full year of activity in 2022.

Net Loss

As a result of the aforementioned reasons, net loss for the 12 months ended December 31, 2023 totaled $14,243,182, which was an improvement from the net loss of $15,233,378 reported for the prior year.

Cash Flows

Year Ended December 31, 2023 as Compared to the Year ended December 31, 2022

As of December 31, 2023, cash on hand was $2,487,481, an 80% increase when compared to cash on hand of $1,381,344 as of December 31, 2022.

For the year ended December 31, 2023, cash provided by operating activities totaled $582,887 compared to net cash used for operating activities of $5,937,386 in the prior year. The change in the operating cashflows was due to a full year of the Sports Gaming Network being included in 2023. After factoring net cash provided by operating activities for discontinued operations of $8,493,883, net cash used in operating activities from continuing operations totaled $7,910,996 for the year ended December 31, 2023, compared to net cash used by continuing operating activities from operations of $8,047,277 after factoring $2,109,891 of net cash provided by operating activities from discontinued operations for the year ended December 31, 2022.

For the year ended December 31, 2023, net cash used for the Company’s investing activities from continuing operations totaled $286,146, a decrease of 32% when compared to cash used for investing activities from continuing operations of $419,302 for the previous year. For the years ended December 31, 2023 and 2022, net cash used for investing activities from discontinued operations was $745,951, compared to net cash generated by investing activities from discontinued operations of $48,721,370, respectively. Net cash used for investing activities for the year ended December 31, 2023 totaled $1,032,097, which compared to net cash generated by investing activities for continuing operations of $48,302,068 for the year ended December 31, 2022.

For the year ended December 31, 2023, cash provided by financing activities from continuing operations was $9,303,279, a 247% increase when compared to net cash provided by financing activities from continuing operations of $2,675,343 provided from financing activities during the year ended December 31, 2022. The year-over-year increase was largely due to the issuance of a $4,000,000 convertible debenture to an institutional investor and proceeds from a line of credit secured from our commercial lender in February 2023, offset primarily by repayments of debt. During 2022, the Company’s capital raising activities were limited to raising $3,250,000 through a term loan secured from our commercial lender, Platinum Bank, offset by debt repayments and debt issue costs. For the years ended December 31, 2023 and 2022, net cash provided for financing activities from discontinued operations was $481,575, and $0, respectively.

Liquidity and Capital Resources

As of December 31, 2023, we had negative working capital of $8,144,610. For the year ended December 31, 2023, we incurred a net loss from continuing operations of $11,248,598, representing a 20% decrease from a loss from continuing operations of $14,095,646 for the 12 months ended December 31, 2022. In the pursuit of SharpLink’s long-term growth strategy, the Company has sustained continued operating losses.

To fund anticipated future losses from operations, SharpLink Israel secured additional financing through a $3,250,000 term loan in January 2022, as described in NOTE 7 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022. In addition, as described in NOTE 6, on February 13, 2023, SharpLink Israel entered into a Revolving Credit Agreement with Platinum Bank and executed a revolving promissory note of $7,000,000. Moreover, on February 14, 2023, SharpLink Israel entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which SharpLink Israel issued to Alpha a convertible debenture in the aggregate principal amount of $4,400,000 for proceeds of $4,000,000.

SharpLink Israel completed the Equity Sale of our Sports Gaming Client Services and SportsHub Gaming Network business units for $22.5 million in an all cash transaction in January 2024. In connection with the closing of the Equity Sale, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625 and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet. In addition, we redeemed the outstanding convertible debenture issued to Alpha for 110% of the outstanding balance, plus accrued and unpaid interest, or $4,484,230, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet.

We may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed to support our business growth and to respond to business challenges, develop new technology and services or enhance our existing offering, track and comply with applicable laws and regulations, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of planned strategic growth initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Off-Balance Sheet Arrangements

On December 31, 2023, we did not have any off-balance sheet arrangements. Additionally, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations in the normal course of business, principal and interest payment obligations to our commercial lender and debtholders and payments for lease obligations.

Inflation

Our opinion is that inflation did not have a material effect on our operations for 2023.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning with our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-37, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2023 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and regulations.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance of such reliability and may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2023. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2023, based on these criteria.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only the management’s report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SharpLink Gaming, Inc. Officers and Directors

The following table and biographical summaries set forth information, including principal occupation and business experience, about SharpLink’s directors and executive officers as of March 29, 2024:

Directors

Name	Age	Position
Rob Phythian	59	Chairman of the Board, Director and CEO
Robert DeLucia	60	Chief Financial Officer
Leslie Bernhard (1) (2) (3)	80	Independent Director
Robert Gutkowski (1) (2) (3)	76	Independent Director
Obie McKenzie (1) (2) (3)	78	Independent Director

(1) Indicates independent director under NASDAQ rules

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

Rob Phythian: Mr. Phythian, age 59, currently serves as Chairman of the Board and Chief Executive Officer of SharpLink; and he continues to serve as President, CEO and the sole director of SharpLink Israel – positions he has held since July 2021. From 2015 to 2021, Mr. Phythian was also Chief Executive Officer and a director of SportsHub Games Network, Inc., a fantasy sports consolidation and daily game operator. Before SportsHub, Mr. Phythian was co-founder and CEO of SportsData, where he was responsible for corporate operations, business development and strategic partnerships. Mr. Phythian was CEO of SportsData from 2010 until 2013, when SportsData was sold to international data company Sportradar. Mr. Phythian stayed with Sportradar U.S., working on key league and customer relationships including Google, Turner Sports, NBC, CBS and the NFL. Prior to Sportradar U.S., Mr. Phythian founded Fanball.com, which was sold to FUN Technologies, a publicly-traded company. Mr. Phythian has a Bachelor’s degree in Business Administration from the University of St. Thomas (Minnesota).

Robert DeLucia: Mr. DeLucia, age 60, has served as Chief Financial Officer of SharpLink since February 2024; and previously served as Chief Financial Officer of SharpLink Israel from August 2022 through February 2024. Prior to joining SharpLink Israel, he served as Interim Chief Financial Officer of Neon Logistics, LLC, where he was tasked with leading the Company’s financial restatements and transition to U.S. GAAP accounting. From February through December 2022, he was Chief Accounting Officer at GTT Communications, a tier one Internet backbone service supplier. Previously, Mr. DeLucia served as Controller of Eastern Airlines during its business reboot from January 2020 through November 2020. From October 2016 through 2019, he worked at Tarsus CFO Services, providing fractional CFO services to primarily mid-sized private equity firms; and from December 2011 through April 2016, he was Corporate Controller and Divisional CFO of Taurus Aerospace Group and Aviation Technical Services. Mr. DeLucia earned both Bachelor of Arts and Bachelor of Science degrees from Robert Morris University.

Leslie Bernhard: Ms. Bernhard has served as a director of SharpLink, Chair of the Audit Committee and a member of the Compensation Committee since February 2024. She has served as chairman of the board of Nasdaq-listed Nexalin Technology, Inc. since November 2023. From February 2017 through the present, she has also been an independent director of Sachem Capital Corp., a NYSE American-listed REIT real estate investment trust). In addition, she has served as the non-executive chairman of the board of Milestone Scientific Inc. (‘Milestone”), an NYSE American-listed developer and manufacturer of medical and dental devices, since October 2009, and as an independent director of Milestone since May 2003. She also served as Interim Chief Executive Officer of Milestone from October 2017 to December 2017. From 2007 through September 2018, Ms. Bernhard was an independent director of Universal Power Group, Inc., a global supplier of power solutions. In 1986, she co-founded AdStar, Inc., an electronic ad intake service to the newspaper industry, and served as its president, chief executive officer and executive director until 2012. Earlier in her career, Bernhard held management positions at Revlon, Inc., Walt Disney Productions, Inc. and the Gillette Company. She earned a Bachelor of Science Degree in Education from St. John’s University.

Robert Gutkowski: Mr. Gutkowski has served as a director of SharpLink and as member of the Audit and Compensation Committees since February 2024. From October 2014 through the present, Mr. Gutkowski has led RMG Sports Ventures LLC, a company he founded, to originate and advise private equity and other institutional capital on investments in sports, entertainment and media. Mr. Gutkowski recently co-originated the acquisition of True Temper Sports (the largest producer of golf shafts in the world) for Lincolnshire Management and made a substantial investment alongside Lincolnshire in True Temper Sports. In December 1991, Mr. Gutkowski was named President of MSG Network, where he was responsible for the operations of the New York Knicks basketball team, the New York Rangers hockey team - which won the 1994 Stanley Cup Championship, MSG Communications - including the MSG Network, the nation’s largest regional cable network, MSG Entertainment, and the MSG Facilities Group - which operated The Garden Arena and The Paramount Theater. Mr. Gutkowski joined MSG Network in 1985 and held various senior executive positions, including President of the MSG Network. Under his leadership, the subscriber base of the MSG Network, the oldest and largest regional sports network in the country, more than doubled to 5.1 million subscribers. The Yankees, together with the New York Knicks and the New York Rangers, became the foundations of MSG Network’s year-round operation. In 1993 and 1994, MSG Network was the most active building in the country in bookings and revenues and was named “Arena of the Year” by Pollstar Magazine. In 1996, Mr. Gutkowski founded The Marquee Group, a worldwide sports and entertainment firm that managed, produced and marketed sports and entertainment events, as well as provided representation for athletes, entertainers and broadcasters. The Marquee Group, which became a public company in 1996, acquired many related companies, including Athletes and Artists, Sports Marketing and Television International, QBQ Entertainment, Tollin-Robbins Productions, Park Associates, Alphabet City Records, Cambridge Golf and ProServ, before being acquired by SFX in 1999 for over $100 million. Mr. Gutkowski is a graduate of Hofstra University, where he earned a Bachelor of Business Administration degree.

Obie McKenzie: Mr. McKenzie has served as a member of the Board of Directors of the Company since February 2024. Beginning in January 2019 through to the present, Mr. McKenzie has served as Vice Chairman of Cordiant Capital, a global infrastructure and real assets investment firm focused on digital infrastructure, renewable energy infrastructure and agriculture. In his role as Managing Director of BlackRock Inc. from January 2000 through December 2018, he was wholly responsible for managing relationships with some of the largest pension funds in the United States to include the Teacher Retirement System of Texas, New York City Employees’ Retirement System and the Federal Reserve Employee Benefits System, among others. During his accomplished career, Mr. McKenzie served as Managing Director at Merrill Lynch from 1990 through 2006; Executive Director at UBS Asset Management and Managing Director at Chase Investors from 1987 through 1990; as well as Founder and President of McKenzie & Company, an NASD registered broker-dealer from 1984 through 1987. During the late 1970’s and early 1980’s, Mr. McKenzie held positions at Citibank, Chemical Bank and Freedom National Bank as a commercial banker. He was also Manager of Banking and Pensions at The New York Times in 1975 and began his career as a Corporate Finance Associate for Morgan Stanley in 1972. Mr. McKenzie was a founding board member of the National Association of Securities Professionals, where he received the “Wall Street Hall of Fame Award” in 2001. In 2010, Mr. McKenzie received the AIMSE Richard A. Lothrop Outstanding Achievement Award in recognition for his outstanding achievements in the investment management industry and his community. In 2011, he was named by Black Enterprise Magazine as one of the 75 Most Powerful Blacks on Wall Street; and in 2013, he was named Public Fund Marketer of the Year by Money Management Intelligence. Mr. McKenzie earned a Bachelor of Science degree from Tennessee State University and an MBA from Harvard Business School.

SharpLink Gaming, Ltd. (“SharpLink Israel”) Officers and Directors

The following table and biographical summaries set forth information, including principal occupation and business experience, about SharpLink Israel’s directors and executive officers prior to SharpLink Israel’s domestication merger with SharpLink in February 2024. Excluding Mr. Phythian, all officers and directors of SharpLink Israel resigned as officers and directors in connection with the completion of the domestication merger, effective February 13, 2024.

Name	Age	Position
Rob Phythian	59	President, CEO and Director
Robert DeLucia	60	Former Chief Financial Officer
David Abbott	58	Former Chief Technology Officer
Joseph Housman	42	Former Chairman of the Board and Director
Chris Nicholas	55	Former Chief Operating Officer and Director
Paul J. Abdo	53	Former Independent Director
Thomas Doering (1) (2) (3)	57	Former Independent Director
Scott Pollei (1) (2) (3)	62	Former Outside Independent Director
Adrienne Anderson (1) (2) (3)	46	Former Outside Independent Director

(1) Indicates independent director under NASDAQ rules

(2) Member of the Audit Committee

(3) Member of the Compensation Committee

Joseph Housman: Mr. Housman, age 42, served as the Chairman of SharpLink Israel’s board since July 2021 and resigned in February 2024 in connection with the domestication merger; and he served on the board of directors of SharpLink, Inc. since its inception in February 2019 through July 2021. Since 2014, Mr. Housman has served as Vice President for Hays Companies | Brown & Brown Insurance, a national insurance brokerage firm, where he works with clients on risk management solutions with an emphasis on private equity and M&A transactions. Prior to Hays Companies, Mr. Housman was employed at Deloitte from 2004 to 2014 in the firm’s private company tax group. Mr. Housman also serves as a director of several private company businesses, working closely with the management teams on strategic growth and management initiatives, as well as advising and negotiating on acquisitions, operations, and dispositions of private company investments. Mr. Housman was also a director of SportsHub Games Network, Inc. (“SportsHub”) from 2015 through September 2021 when he resigned. He is a CPA (inactive) in the state of Minnesota and earned a Bachelor of Arts degree in Accounting from Saint John’s University (Minnesota).

Chris Nicholas: Mr. Nicholas, age 55, acted as SharpLink Israel’s Chief Operating Officer and director since July 2021; and until February 2024, he also served as the Chief Operating Officer of SharpLink, Inc., a position he held since SharpLink, Inc. was founded in February 2019. Prior to SharpLink, Inc., Mr. Nicholas was Chief Operating Officer and a director of SportsHub, from 2016 to 2019, and continued providing services to SportsHub on a limited part-time basis until June 1, 2021. Mr. Nicholas resigned his position as a director of SportsHub in September 2021. Prior to SportsHub, he was the Founder and CEO of Sports Technologies, Inc (“Sports Technologies”), which SportsHub purchased in 2016. Prior to Sports Technologies, Mr. Nicholas spent ten years at ESPN.com, most recently as Executive Producer, where he was responsible for the Fantasy Sports and ESPN Insider businesses. Mr. Nicholas began his career in 1994 at Starwave Corporation, an internet media company that was the first to put sports news, information and fantasy games on the Internet. Mr. Nicholas earned a Bachelor of Arts degree from Dartmouth College.

David Abbott: Mr. Abbott, age 58, joined SharpLink Israel in September 2022 and served as its Chief Technology Officer since November 2022. Prior to joining SharpLink Israel, Mr. Abbott spent more than eight years at Sportradar (Nasdaq: SRAD), serving first as Senior Vice President of Innovation and Technology and rising to Managing Director of U.S. Sports Media, where he focused on the growth and development of the company’s media strategy in the United States. Founded in 2001, Swiss-based Sportradar is a sports technology company serving over 1,700 sports federations, media outlets, betting operators and consumer platforms across 120 countries. Sportradar’s U.S.-based business traces its start to its 2014 acquisition of SportsData, a provider of sports-related live data and digital content co-founded by Mr. Abott and SharpLink’s CEO, Rob Phythian, in 2010. Following the acquisition, Mr. Abbott joined Sportradar to establish and build its U.S. presence. A frequent speaker at sports industry conferences and trade events, Mr. Abbott has also volunteered over the past several years as a mentor to CEOs of emerging software companies in association with the Minnesota Emerging Software Advisory. He earned his MBA in Finance from the University of St. Thomas – Opus College of Business and a Bachelor of Science degree in Computer Science from the University of Minnesota, Institute of Technology.

Paul J. Abdo: Mr. Abdo, age 53, served on SharpLink Israel’s board of directors from July 2021 through February 2024. Mr. Abdo is the CEO of Abdo Publishing, a worldwide educational publisher of print and digital content for schools. Prior to becoming CEO in 2015, Mr. Abdo worked in several different facets of the company including editorial, marketing, and international sales, starting and leading several divisions in the company including Spotlight Books, EPIC Press, and Essential Library. Mr. Abdo also serves on the board of the parent company, Abdo Consulting Group Inc. (ACGI), which has holdings in publishing, finance, real estate, and gaming. Mr. Abdo is also on the board of BankVista, a community bank with several branches in Minnesota. He obtained Bachelor’s and M.A. degrees in English from Minnesota State University, Mankato.

Tom Doering: Mr. Doering, age 57 on SharpLink Israel’s board of directors from July 2021 through February 2024. Mr. Doering is an experienced business leader, technology investor and strategic advisor. Since 2006, he has served on the boards of directors and as an advisor for multiple privately held companies in the technology, fantasy sports, consumer services, travel and non-profit industries. In 2008, he co-founded and served on the board of directors of LeagueSafe, a premier fantasy sports league management company that was acquired by SportsHub Game Network in 2016. Prior to LeagueSafe, Mr. Doering co-founded E-Travel Experts (ETX) in 1998 and served as CEO until it was acquired in 2004 by Affiliated Computer Services. ETX was a provider of technology enabled solutions as well as fraud prevention, ticketing, accounting and back-office operations to the then-emerging Internet travel industry.

Outside Directors

Scott Pollei: Mr. Pollei, age 63, served on SharpLink Israel’s board of directors from July 2021 through February 2024. He is currently a partner at Dunn Lake Partners, LLC, a business and financial advisory firm that he founded in April 2019. From March 2020 to December 2020, Mr. Pollei served as Interim Chief Financial Officer of Crescent Electrical Supply Company, a wholesale distributor of electrical supplies based in East Dubuque, Illinois, and he served as a board member and finance and Audit Committee chair of that company from 2011 until his appointment as Interim CFO. From June 2017 to December 2019, Mr. Pollei was Chief Financial Officer at Fastbridge Learning, Inc., a SaaS provider of educational and assessment tools to the pre-K through 12th grade education market. Mr. Pollei was a partner in B2B CFO, LLC, a business and financial consulting firm, from September 2016 until March 2019. Prior to that, from August 2014 to August 2016, Mr. Pollei was Chief Operating Officer at Boulay PLLP, a public accounting and financial advisory firm. Prior to Boulay, from January 1994 until March 2014 he served in a number of positions of increasing responsibility at The Dolan Company, an NYSE-traded publisher and media company, including serving as its Chief Financial Officer from 1994 to 2009 and thereafter as Chief Operating Officer until his resignation in March 2014. The Dolan Company filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in March 2014, and emerged from bankruptcy in June 2014. Mr. Pollei began his career in public accounting with KPMG US, LLP. He is a certified public accountant (inactive) and earned a Bachelor’s degree in Accounting, cum laude, from Luther College.

Adrienne Anderson: Ms. Anderson, age 46, served on SharpLink Israel’s board of directors from July 2021 through February 2024. She is a certified public accountant and has spent the last several years of her career primarily focused on financial statement audits under Public Company Accounting Oversight Board auditing standards for SEC reporting companies. Since January 2019, Ms. Anderson has been an audit partner at D. Brooks and Associates, CPAs, a certified public accounting firm based in West Palm Beach, Florida, where she focuses her practice on accounting, auditing, attest and review services, specializing in working with emerging growth and high growth technology, manufacturers, distributors and service companies, as well as government contractors, both SEC registrants and private companies. Prior to that, from October 2014 to December 2018, she was with WithumSmith + Brown, a large regional CPA firm, having been promoted to partner of the firm in July 2017. Ms. Anderson earned a Bachelor of Science in Accounting from Eastern Illinois University and is a certified public accountant licensed in the states of Florida and Illinois.

Board of Directors

Our business and affairs are managed under the direction of our Board of Directors. As of March 29, 2024, our Board consists of four directors, three of whom qualify as “independent” under the listing standards of Nasdaq. Directors serve until the next annual meeting or until their successors are elected and qualified. Officers are appointed to serve until their successors have been elected and qualified.

Director Independence

Our Board of Directors is composed of a majority of “independent directors” as defined under the rules of Nasdaq. Nasdaq Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under such definition, our Board has undertaken a review of the independence of each director. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that Leslie Bernhard, Robert Gutkowski and Obie McKenzie are all independent directors of the Company.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any officer or director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

SharpLink Israel’s Board and Committee Meetings Held in 2023; 2023 Annual General Meeting of Shareholders and Extraordinary General Meeting of Shareholders Held in 2023

During 2023, the Board of Directors of SharpLink Israel held a total of 25 meetings, the Audit Committee of SharpLink Israel held a total of six meetings, and the Compensation Committee held a total of two. The Board and committees also acted by unanimous written consent on various matters throughout the year. All of the board members attended the 2023 Annual General Meeting of Shareholders via teleconference held on May 26, 2023; and participated in three Extraordinary General Meeting of Shareholders held on January 20, 2023, October 17, 2023 and November 29, 2023.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all of SharpLink’s and SharpLink Israel’s officers and directors have timely complied with the Section 16(a) filing requirements.

Committees of the Board of Directors

The composition and responsibilities of each committee are described below. Members serve on committees until their resignation or until otherwise determined by our Board. Each of these committees has adopted a written charter that satisfies the applicable standards of the SEC and the Nasdaq Listing Rules, which we have posted on the investor relations section of our website found at www.sharplink.com.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, is responsible for assisting the Board of Directors in its oversight of the integrity of the Company’s financial statements, the qualifications and independence of the Company’s independent auditors, and the Company’s internal financial and accounting controls. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the Board whether the audited financial statements should be included in our Annual Report on Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies, including those relating to cybersecurity;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;
●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

The members of the Audit Committee are Leslie Bernhard, Obie McKenzie and Robert Gutkowski. Each member of the Audit Committee qualifies as an independent director under the corporate governance standards of the Nasdaq and the independence requirements of Rule 10A-3 of the Exchange Act. The Board of Directors has determined that Ms. Bernhard qualifies as an “audit committee financial expert” as such term is currently defined in Item 407(d)(5) of Regulation S-K and meets the financial sophistication requirements of the Nasdaq, and as such serves as the Audit Committee Chair.

Compensation Committee

The Compensation Committee approves the compensation objectives for the Company, approves the compensation of the named executive officers and approves or recommends to the Board of Directors for approval the compensation of the chief executive officer. The Compensation Committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviews, approves and determines, or makes recommendations to our Board regarding the compensation of our executive officers;
●	administers our equity compensation plans;
●	reviews and approves, or makes recommendations to our Board, regarding incentive compensation and equity compensation plans;
●	establishes and reviews general policies relating to compensation and benefits of our employees; and
●	oversees and administers the Company’s clawback policy.

The members of the Compensation Committee are Obie McKenzie, Leslie Bernhard and Robert Gutkowski. Mr. McKenzie serves as the Chairman of the Compensation Committee. Each member of the Compensation Committee is a non-employee director within the meaning of Rule 16b-3 of the rules promulgated under the Exchange Act, each is an outside director as defined by Section 162(m) of the United States Internal Revenue Code of 1986, as amended, or the Code, and each is an independent director as defined by Nasdaq. The Compensation Committee has adopted a written charter that satisfies the applicable standards of the SEC and the Nasdaq, which is available on our website.

Code of Ethics

The Company has adopted a Code of Ethics for adherence by its Chief Executive Officer and Chief Financial Officer to ensure honest and ethical conduct; full, fair and proper disclosure of financial information in the Company’s periodic reports filed pursuant to the Securities Exchange Act of 1934; and compliance with applicable laws, rules, and regulations. Any person may obtain a copy of our Code of Ethics, without charge, by mailing a request to the Company at the address appearing on the front page of this Annual Report on Form 10-K or by viewing it on our website found at www.sharplink.com.

Board Diversity Matrix

The matrix below summarizes certain information regarding the diversity of both SharpLink Israel’s board as of December 31, 2023 and of SharpLink US’s board as of March 27, 2024:

	SharpLink Israel		SharpLink US
	As of December 31, 2023		As of February 13, 2024
Total Number of Directors	7		4
	Female	Male	Female	Male
Part I: Gender Identity
Directors	1	6	1	3
Part II: Demographic Background
African American or Black	0	0	0	1
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
White	1	6	1	2
Did Not Disclose Demographic Background	0	0	0	0
		0	0	1

Summary Director Compensation

The following table provides certain information concerning the compensation for services rendered in all capacities by each non-employee director serving on SharpLink Israel’s board during the year ended December 31, 2023.

Name	Fees Earned ($)	Option Awards ($)(1)	Total ($)
Joseph Housman	75,000	16,078	91,078
Paul Abdo	54,400	16,078	70,478
Tom Doering	58,600	2,388	60,988
Scott Pollei	58,600	—	58,600
Adrienne Anderson	58,600	—	58,600

(1)	Represents the share-based compensation expenses recorded in SharpLink’s consolidated financial statements for the year ended December 31, 2023, based on the options’ fair value, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation see NOTE 12 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022 and incorporated by reference herein.

ITEM 11. EXECUTIVE COMPENSATION

SharpLink Israel’s Executive Compensation Policy Overview

SharpLink Israel’s compensation policy for its executives and directors was intended to assist in achieving the goals of SharpLink Israel and its work plans with a long term view and to ensure that: 1) the interests of the officers and directors will be as close as possible in conformity to the interests of SharpLink Israel’s shareholders; 2) SharpLink Israel was able to recruit and retain senior managers who had the ability to lead SharpLink Israel to business success and to confront the challenges that it may have had to face; 3) the officers and directors were motivated to achieve a high level of business performance without taking unreasonable risks; and 4) an appropriate balance was created between the various components, short-term vs. long-term, and compensation in cash vs. equity-based compensation.

Being a public company engaged in the business of providing technology and services focused on connecting sports fans with sports media companies, leagues, teams and sportsbooks, and iGaming enthusiast with casino gaming operators, the Company faced the ongoing task of recruiting and retaining leading managers and professionals, in competition with other companies operating in the same or similar fields. For the past three years, there has not been any particular shortage of quality managerial manpower with expertise in the Company’s particular field of business. However, given the dynamic nature of the field, which features an increasing number of competitors, some of which are much larger companies than SharpLink Israel was, there was a concern that such a shortage may emerge during the coming years. SharpLink Israel’s compensation policy was intended, inter alia, to ensure its ability to recruit and retain the quality managerial manpower that it required for the continued and successful development of its business, considering the challenges characterizing the employment markets in which it operated.

Compensation of Executives and Directors in View of Our Values and Business Strategy

SharpLink Israel saw a need to compensate its executives and directors for their contribution to its business success over time and to have consideration for the broad areas of responsibility and authority imposed upon them. However, given that SharpLink Israel employed a relatively small number of employees, most of whom had specialized professional or technical expertise, SharpLink Israel acknowledged the importance of appropriate compensation for all of its employees and of maintaining a reasonable ratio between the overall executives and directors to the compensation of other employees. SharpLink Israel’s Compensation Committee annually assessed the ratio between the terms of service and employment of each of its executives and directors and the average and median compensation of other SharpLink Israel employees. In the opinion of the Compensation Committee and Board members, the ratio was appropriate and reasonable in view of the nature of SharpLink Israel, its size, the mixture of manpower and its field of operation, and did not affect the labor relations at SharpLink Israel. In addition, it was also determined that the ratio between the terms of service and employment of each one of its officers and directors (excluding equity compensation) and the average and median cost of employment of SharpLink Israel’s other employees should not exceed 10.

SharpLink Israel’s policy was that the overall compensation of the officers should be substantially influenced by the business results of SharpLink Israel and by the personal contribution of each manager to the attainment of those results. To the extent that the managerial level was higher, it was determined that there would be an increase in influence of business results and the personal contribution of each manager to the attainment of these results on the compensation of the manager. To that end, the higher the management level, the more substantial the relative weight attached to compensation components that are dependent upon performance were.

Components of Executive Compensation

SharpLink Israel’s overall compensation of each employee, and especially the officers, was built using several components so that each component rewarded its employees for a different aspect of his or her contribution to SharpLink Israel. Specifically, compensation components included fixed based salary; health and medical benefits; variable, performance-based rewards (annual bonus, commissions and grants); and equity-based compensation. In addition to or in lieu of bonuses paid under an annual bonus plan or as a discretionary bonus, SharpLink Israel was permitted to pay a special bonus to officers and directors due to achievements of milestones and goals determined by the Board of Directors, in accordance with SharpLink Israel’s strategic business plan, including in connection with material projects that were under development, acquisition or disposition of material assets, financing activities and achievement of department tasks, up to a maximum of three monthly base salaries per year, subject to limitations set forth in applicable law and the predefined cap on annual bonuses defined in SharpLink Israel’s Directors and Officers Compensation Policy.

SharpLink US New Executive Compensation Policy Overview

Executive Compensation and Analysis

The Compensation Committee is committed to the close alignment of our executive pay programs with Company and individual performance and our stockholders’ interest, while ensuring we can attract and retain key talent in the organization.

Compensation Philosophy

SharpLink’s executive compensation program is designed to attract, motivate, retain and fairly reward highly skilled executives who bring the business acumen necessary to achieve our long-term business objectives. We pay for performance and design executive compensation programs that reward short- and long-term performance and align the financial interests of our executive officers with those of our shareholders. To that end, the compensation packages provided to our Named Executive Officers (“NEOs”) include both cash- and equity-based components. We evaluate performance and compensation levels to ensure that:

●	We maintain our ability to attract and retain outstanding employees in executive positions;
●	Executive compensation remains competitive with the compensation paid to similarly situated executives at comparable companies; and
●	Compensation programs are applied in an internally consistent manner.

What We Do in Our Compensation Programs

●	Establish, communicate and monitor measurable goals and objectives;
●	Review total compensation when making executive compensation decisions;
●	Establish maximum award levels for short- and long-term incentive plans;
●	Assess our programs against peer companies and best industry practices;
●	Require executives to set up 10b5-1 programs to properly manage all stock transactions;
●	Avoid incentives that encourage undue or excessive risk;
●	Annually assess risks associated with our compensation program; and
●	Subject incentive compensation of executives to our formal clawback policy.

Roles of the Compensation Committee, Management and Peer Groups

Role of the Compensation Committee

Our Compensation Committee is responsible for establishing the compensation of our NEOs; and oversees administration of the Company’s executive compensation plan, policies and programs, including providing guidance on corporate goals and objectives relating to compensation, short-term bonus (incentive) plans and long-term equity compensation plans, and approval of grants of equity awards.

Role of Management

Management participates in the review and refinement of our executive compensation program. The CEO meets with Committee members to discuss compensation packages for the NEOs and to review the performance of the Company and each NEO, other than himself, and makes recommendations with respect to the appropriate base salary, annual cash bonus, event-driven bonus(es) and grants of short- and long-term equity awards.

Role of Peer Groups, Surveys and Benchmarking

We consider multiple sources of data to evaluate the fairness of potential rewards associated with our compensation structures and whether they meet our compensation objectives. We also consider how our compensation practices compare to market practices among relevant companies in terms of size and/or industry. Among other factors, we carefully evaluate compensation data for executive officer positions for public companies of our size and/or operating in our industry culled from proxy statements filed with the SEC. The Committee may consider competitive market compensation of peer group companies but does not attempt to maintain a certain target percentile within the peer group or otherwise rely solely on such data. The Committee strives to incorporate flexibility into the compensation programs and processes to respond to and adjust for SharpLink’s evolving business and the value delivered by our NEOs.

Compensation Committee Interlocks and Insider Participation

All officer compensation and bonuses for executive officers are determined by our Compensation Committee, which is comprised of non-employee directors. None of our executive officers serve, or in the past has served, as a member of our Compensation Committee. None of the members of our Compensation Committee is or has been an officer or employee of our Company.

Components of Executive Compensation

The key elements of our executive compensation packages for NEOs are base salary, short-term (annual) cash bonus, one-time cash bonus for significant milestone events being achieved, equity-based awards and our employee benefits programs.

●	A base salary provides our NEOs with a competitive level of fixed compensation, which reflects individual performance and scope of responsibilities, as well as the competitive market for executive talent; and benefits our shareholders by offering competitive salaries that will allow us to attract and retain talented executives. In determining base salaries for our NEOs, the Committee considers a number of factors including:

○	The scope of responsibilities, prior experience and qualifications;

○	Past individual performance;
○	Base salary and total compensation relative to other executives in similar positions;
○	Competitive market conditions and market data; and
○	Recommendations of the CEO, other than with respect to his own compensation.

●	An (annual) cash bonus rewards our NEOs for achieving Company and individual goals over the course of the year; and benefits our shareholders by ensuring our NEOs remain focused on meeting key short-term business objectives and performance metrics. We offer our NEOs the opportunity to earn annual cash bonuses based on achieving performance against Committee-approved performance goals. The Committee, in its sole discretion, with respect to the CEO and in collaboration with the CEO for all other NEOs, determines whether and to what extent annual cash bonuses shall be paid to each NEO.

●	One-time cash bonuses reward our NEOs who play a material role in a significant milestone achieved by the Company, e.g., completing a strategic acquisition that has positive impact on SharpLink’s overall financial performance or raising mission critical growth capital. The Committee, in its sole discretion, with respect to the CEO and in collaboration with the CEO for all other NEOs, determines whether and to what extent one-time cash bonuses are paid to each NEO based on the materiality of each significant milestone achieved.

●	Equity-based awards incentivize our NEOs, designed to drive achievement of long-term operational and financial goals and increased shareholder value, as well as to attract and retain key talent over a sustained time period. The Committee sets each NEOs’ equity based awards on their respective role and responsibilities, internal equity considerations, competitive market conditions and data and target direct compensation.

●	In addition to the primary elements of compensation described above, the NEOs may participate in benefits programs generally available to our employees.

Summary Executive Compensation Table

The following table sets forth all compensation paid or payable by the Company during the last two fiscal years to the Company’s then- NEOs:

Name and Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1)($)	All Other Compensation (2) ($)	Total ($)
Rob Phythian	2023	300,000	70,470	105,958	12,000	488,428
President and Chief Executive Officer	2022	300,000	181,671	130,576	12,000	624,247

Robert DeLucia	2023	220,000	48,938	34,836	—	303,774
Chief Financial Officer (3)	2022	80,385	30,938	21,399	—	132,722

Brian Bennett	2023	—	—	—	—	—
Former Chief Financial Officer (4)	2022	153,654	22,212	—	—	175,866

Chris Nicholas	2023	240,000	67,860	31,067	—	338,927
Former Chief Operating Officer (5)	2022	240,000	89,137	113,336	—	442,473

David Abbott	2023	240,000	—	28,974	—	268,974
Former Chief Technology Officer (6)	2022	64,615	—	22,422	—	87,037

(1)	Represents the share-based compensation expenses recorded in SharpLink’s consolidated financial statements for the year ended December 31, 2023 and 2022, based on the option’s fair value, calculated in accordance with accounting guidance for equity-based compensation. For a discussion of the assumptions used in reaching this valuation, NOTE 12 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

(2)	Other compensation represents reimbursement of up to $1,000 per month for private/social club dues for the CEO.

(3)	Mr. Robert DeLucia was named SharpLink Israel’s Chief Financial Officer in August 2022.

(4)	Mr. Brian Bennett joined SharpLink Israel as the Chief Financial Officer in August 2021 and resigned in August 2022.

(5)	Mr. Chris Nicholas joined SharpLink Israel in July 2021 and resigned in January 2024.

(6)	Mr. David Abbott joined SharpLink Israel in September 2022 and resigned in December 2023.

Employment Agreements of Named Executive Officers

Employment Agreements with Rob Phythian

Phythian Employment Agreement with SharpLink Israel

Under his employment agreement with SharpLink Israel, Mr. Phythian received an annual base salary of $300,000 and was eligible to receive an annual bonus, as determined by the SharpLink’s Board of Directors, of up to 25% of his base salary. Such annual bonus was updated by the annual bonus approved by our shareholders at the shareholders meeting on September 8, 2022.

As approved, Mr. Phythian was also eligible to receive the following compensation:

●	Annual Bonus: Mr. Phythian was eligible to receive a bonus based on annual bonus plans that were subject to approval by the Compensation Committee and Board of Directors and provided for payment of an aggregate bonus of up to 10 monthly base salaries (the “Annual Bonus”). The Annual Bonus consisted of: (i) a discretionary bonus based on the overall satisfaction from the CEO’s performance, including the criteria set forth in the compensation policy, in an amount of up to three monthly base salaries, which was subject to determination by the Compensation Committee and Board of Directors, and (ii) the remainder, which was based on one or more of the measurable criteria set forth in the SharpLink Israel’s compensation policy, with such targets and weights as determined by its Compensation Committee and Board of Directors, based on the Company’s long-term goals and budget. The Bonus earned was payable in accordance with SharpLink Israel’s compensation policy.

●	Special Bonus: Mr. Phythian received a one-time special bonus of $68,000 due to his special contribution to the successful execution and consummation of an approximately $10 million round of financing with an institutional investor during November 2021.

●	Option Grant: Mr. Phythian received options to acquire 45,000 ordinary shares , under SharpLink Israel’s 2021 Equity Incentive Plan (the “2021 Plan”), constituting approximately 1.6% of the outstanding share capital of the Company calculated on a fully-diluted basis. One-third of the option was vested and became exercisable on September 8, 2023, the first anniversary of September 8, 2022, the grant date, one-third of the option will vest and be exercisable on September 8, 2024, the second anniversary of the grant date and one-third of the option will vest and be exercisable on September 8, 2025, the third anniversary of the grant date, subject in all cases to Mr. Phythian’s continued services to SharpLink Israel. The exercise price per share of the option was $10.30, equal to the closing sale price of SharpLink Israel’s ordinary shares on the Nasdaq Capital Market on September 8, 2022, the grant date. The option will expire on the tenth anniversary of September 8, 2022.

Following the SharpLink Go-Public Merger in July 2021, Mr. Phythian received options to acquire 60,000 ordinary shares of SharpLink Israel under its 2021 Plan. One-third vested and are exercisable on the grant date, one third will vest and be exercisable on the first anniversary of the grant date and one third will vest and become exercisable on the second anniversary of the grant date, subject in all cases to Mr. Phythian’s continued services to SharpLink Israel. Notwithstanding the foregoing vesting schedule, the right to purchase all shares subject to the option would vest and become exercisable if Mr. Phythian’s employment was terminated 90 days prior to or six months following the completion of a change of control (as such term is defined in the 2021 Plan) of SharpLink Israel. The exercise price per share of the options is $67.40. The options will expire on the tenth anniversary of the date of grant. Mr. Phythian was not entitled to any additional remuneration for his services as a director of SharpLink Israel. Prior to receiving shareholder approval in September 2022 to increase the number of ordinary shares authorized to be granted under the 2021 Plan, and to provide for issuance of stock options to other employees of the Company, Mr. Phythian forfeited the 60,000 options.

On February 27, 2023, Mr. Phythian received 17,500 options to acquire 17,500 ordinary shares, under SharpLink Israel’s 2021 Plan. Every 1/36th of the total grant of 17,500 options vest and be exercisable monthly from March 27, 2023 to February 27, 2026 for 36 months, subject in all cases to Mr. Phythian’s continued services to SharpLink Israel. The 17,500 options consist of 16,528 non-qualified stock options and 972 incentive stock options. The non-qualified stock options will vest from March 27, 2023 to December 27, 2025. The incentive stock options will vest on January 27, 2026 and February 26, 2026.

Mr. Phythian also received certain medical and fringe benefits, including 100% of the premiums payable for medical insurance benefits for Mr. Phythian and his immediate family during the time of his employment, reimbursement of up to $1,000 per month for private/social club dues, and reimbursement of travel and other expenses incurred in connection with the performance of his duties in accordance with SharpLink’s policies. Mr. Phythian was also entitled to receive an indemnification letter in the form identical to the form provided to SharpLink Israel’s other officers and directors and to be included in SharpLink Israel’s directors’ and officers’ liability insurance policy authorized in accordance with SharpLink Israel’s compensation policy.

Upon termination of Mr. Phythian’s employment by either him or SharpLink Israel, regardless of the reason, Mr. Phythian was entitled to (i) any earned but unpaid bonus, payable at such times as such bonus would have otherwise been paid if employment had not been terminated (unless otherwise required by law), and (ii) all other benefits for which he may be eligible in accordance with the SharpLink’s policies then in effect that have vested as of the termination date. If Mr. Phythian’s employment was terminated by SharpLink without “Just Cause” or by Mr. Phythian for “Good Reason,” (as such terms are defined in Mr. Phythian’s employment agreement) then he was entitled to a payment equal to three months of base salary and continued health care coverage for such period, provided that such severance payment is subject to repayment if determined to violate the non-competition and non-solicitation covenants in the agreement. The payment of severance is conditioned upon Mr. Phythian’s execution of a separation agreement that contains a full release of any claims he may have of his employment termination date against SharpLink Israel.

During the term of his employment and for a period of 24 months thereafter, referred to as the Restricted Period, Mr. Phythian was permitted, directly or indirectly, to provide services for or hold ownership of any entity that competed with the business of SharpLink Israel in the U.S., Canada, the United Kingdom and the European Union. In addition, during the restricted period, Mr. Phythian was not permitted to solicit or encourage any employee of SharpLink Israel to terminate his or her employment or any vendor or supplier to cease doing business with SharpLink Israel.

Phythian Employment Agreement with SharpLink US

Following the completion of the domestication merger between SharpLink Israel and SharpLink US, Mr. Phythian entered into a new employment agreement with SharpLink US in February 2024 to serve as SharpLink US’ Chief Executive Officer. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Mr. Phythian’s new employment agreement (the “Phythian Agreement”) provides for an annual base salary of $285,000 (“Phythian Base Salary”) and an annual performance-based cash bonus up to 42.5% of the annual base salary, as determined and approved by the Compensation Committee. In addition, the Company shall directly pay or reimburse Mr. Phythian up to $10,000 annually for the following: i) premiums of a term life insurance policy and ii) if elected, executive health exams not covered by the Company’s prevailing benefits plan. In addition, the Company shall directly pay or reimburse Mr. Phythian up to $12,000 annually for payment of country club annual dues. Mr. Phythian was also granted 100,000 RSUs pursuant to the Plan, which shall vest in equal increments on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Mr. Phythian shall be eligible to be granted additional equity awards in accordance with the Company’s policies as in effect from time to time, as recommended and approved by the Compensation Committee.

The Phythian Agreement is for an initial term of two years (“Phythian Initial Term”), subject to earlier termination, and will be automatically extended for successive one-year periods unless either party gives written notice of termination at least 120 days in advance of the expiration of the Phythian Initial Term or the then-current term, as applicable.

The Phythian Agreement provides that if Mr. Phythian is terminated by the Company without cause or if he terminates his employment for good reason, he will be entitled to: i) continuation of the Phythian Base Salary at the rate in effect immediately prior to the termination date for 12 months following the termination date paid accordance with the Company’s normal payroll practices, but no less frequently than monthly; and ii) if Mr. Phythian elects to continue group health coverage under any Company group health plan pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company shall reimburse Mr. Phythian for a portion of his COBRA premiums, such that his unreimbursed cost of COBRA premiums does not exceed the cost to Mr. Phythian of such health plan premiums immediately prior to termination, for a period of up to one year after his termination (or until he is no longer eligible for COBRA continuation, if earlier). In addition, Mr. Phythian shall be entitled to severance, payable in a lump sum equal to 100% of the Phythian Base Salary.

If employment is terminated by the Company for cause or by Mr. Phythian for other than good reason, Mr. Phythian will be entitled only to the accrued salary and bonus obligations through the date of termination.

DeLucia Employment Agreements

DeLucia Employment Agreement with SharpLink Israel

Under his employment agreement with SharpLink Israel, Mr. DeLucia received an annual base salary of $220,000 and was eligible to receive an annual bonus, as determined by SharpLink’s Board of Directors, of up to 25% of his base salary. On the date of his hire by SharpLink Israel, August 22, 2022, Mr. DeLucia received a grant of options under the 2021 Plan to acquire 15,000 ordinary shares . Every 1/36th of the total grant shall vest and be exercisable monthly from September 22, 2023 to August 22, 2026 for 36 months, subject in all cases to Mr. DeLucia’s continued services to SharpLink Israel.

On February 27, 2023, Mr. DeLucia received a grant of options under the 2021 Plan to acquire 5,000 ordinary shares Every 1/36th of the total grant shall vest and be exercisable monthly from March 27, 2023 to February 27, 2026 for 36 months, subject in all cases to Mr. DeLucia’s continued services to SharpLink.

Mr. DeLucia also receives certain medical and fringe benefits, including 100% of the premiums payable for medical insurance benefits for Mr. DeLucia and his eligible family members during the time of his employment and reimbursement of travel and other expenses incurred in connection with the performance of his duties in accordance with SharpLink policies. Mr. DeLucia was also entitled to receive an indemnification letter in the form identical to the form provided to SharpLink Israel’s other officers and directors and to be included in SharpLink Israel’s directors’ and officers’ liability insurance policy authorized in accordance with SharpLink’s compensation policy.

Mr. DeLucia’s employment was not a guarantee of employment for a specific period of time. His employment with SharpLink was “at-will,” which means that SharpLink Israel or he may have terminated his employment for any reason or no reason, at any time. In the event Mr. DeLucia elected to resign his employment with SharpLink Israel, he agreed to provide SharpLink Israel with 14 days’ written notice of his termination of employment. During this notice period, SharpLink Israel was permitted to ask him to perform specific duties or no duties at all and was permitted to ask him not to attend work during all or part of the notice period. During the notice period, Mr. DeLucia would continue to receive the salary and benefits that he had been receiving immediately prior to such period, subject to any change generally made for other employees of the Company. Further, upon termination of his employment for any reason, Mr. DeLucia agrees to cooperate with SharpLink Israel with respect to those business-related matters of which he had knowledge and to assist with the orderly return of Company property and transition of his work to others, as directed by SharpLink Israel.

DeLucia Employment Agreement with SharpLink US

Following the completion of the domestication merger between SharpLink Israel and SharpLink US, Mr. DeLucia entered into a new employment agreement with SharpLink US in February 2024 to serve as SharpLink US’ Chief Financial Officer. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022.

Mr. DeLucia’s employment agreement with SharpLink US (the “DeLucia Agreement”) provides for an annual base salary of $230,000 (“DeLucia Base Salary”) and an annual performance-based cash bonus up to 40% of his annual base salary, as determined and approved by the Compensation Committee. In addition, the Company shall directly pay or reimburse Mr. DeLucia up to $10,000 annually for the following: i) for the premiums of a term life insurance policy and, ii) if elected, executive health exams not covered by the Company’s prevailing benefits plan. In addition, Mr. DeLucia was granted 80,000 RSUs pursuant to the Plan, which shall vest in equal increments on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Mr. DeLucia shall be eligible to be granted additional equity awards in accordance with the Company’s policies as in effect from time to time, as recommended and approved by the Compensation Committee.

The DeLucia Agreement is for an initial term of two years (“DeLucia Initial Term”), subject to earlier termination, and will be automatically extended for successive one-year periods unless either party gives written notice of termination at least 120 days in advance of the expiration of the DeLucia Initial Term or the then-current term, as applicable.

The DeLucia Agreement provides that if Mr. DeLucia is terminated by the Company without cause or if he terminates his employment for good reason, he will be entitled to: i) continuation of the DeLucia Base Salary at the rate in effect immediately prior to the termination date for 12 months following the termination date paid accordance with the Company’s normal payroll practices, but no less frequently than monthly; and ii) if Mr. DeLucia elects to continue group health coverage under any Company group health plan pursuant to the COBRA, the Company shall reimburse Mr. DeLucia for a portion of his COBRA premiums, such that his unreimbursed cost of COBRA premiums does not exceed the cost to Mr. DeLucia of such health plan premiums immediately prior to termination, for a period of up to one year after his termination (or until he is no longer eligible for COBRA continuation, if earlier). In addition, Mr. DeLucia shall be entitled to severance, payable in a lump sum equal to 100% of the DeLucia Base Salary.

If employment is terminated by the Company for cause or by Mr. DeLucia for other than good reason, the executive will be entitled only to the accrued salary and bonus obligations through the date of termination.

SharpLink Israel’s Employment Agreement with Chris Nicholas

Under his employment agreement with SharpLink Israel, Mr. Nicholas received an annual base salary of $240,000 and was eligible to receive an annual bonus, as determined by the SharpLink Israel’s Board of Directors, of up to 25% of his base salary. Following the SharpLink Go-Public Merger in July 2021, Mr. Nicholas received a grant of options under the 2021 Plan to acquire 30,000 SharpLink ordinary shares. One third vested and were exercisable on the grant date, one third vested and became exercisable on the first anniversary of the grant date and one third vested and became exercisable on the second anniversary of the grant date, subject in all cases to Mr. Nicholas’s continued services to SharpLink Israel. Prior to receiving shareholder approval in September 2022 to increase the number of ordinary shares authorized to be granted under the 2021 Plan, and to provide for issuance of stock options to other employees of the Company, Mr. Nicholas forfeited the 30,000 options.

On February 27, 2023, Mr. Nicholas received 7,500 options to acquire 7,500 ordinary shares, under the 2021 Plan. Every 1/36th of the total grant shall vest and be exercisable monthly from March 27, 2023 to February 27, 2026 for 36 months, subject in all cases to Mr. Nicholas’s continued services to SharpLink Israel.

Mr. Nicholas also received certain medical and fringe benefits, including 100% of the premiums payable for medical insurance benefits for Mr. Nicholas and his immediate family during the time of his employment and reimbursement of travel and other expenses incurred in connection with the performance of his duties in accordance with SharpLink Israel’s policies. Mr. Nicholas was also entitled to receive an indemnification letter in the form identical to the form provided to SharpLink Israel’s other officers and directors and to be included in SharpLink Israel’s directors’ and officers’ liability insurance policy authorized in accordance with SharpLink Israel’s compensation policy.

On January 19, 2024 in connection with the Equity Sale of SharpLink Israel’s Sports Gaming Client Services and SportsHub Gaming Network business units, Mr. Nicholas tendered his resignation as an officer and director of SharpLink Israel.

SharpLink Israel’s Employment Agreement with David Abbott

Under his employment agreement with SharpLink Israel, Mr. Abbott, who served as SharpLink Israel’s Chief Technology Officer, received an annual base salary of $240,000 and was eligible to receive an annual bonus, as determined by SharpLink Israel’s Board of Directors, of up to 50% of his base salary. On the date of his hire by SharpLink Israel, September 26, 2022, Mr. Abbott received a grant of options under the 2021 Plan to acquire 15,000 SharpLink ordinary shares. Every 1/36th of the total grant shall vest and be exercisable monthly from October 26, 2023 to September 26, 2026 for 36 months, subject in all cases to Mr. Abbott’s continued services to SharpLink Israel.

On February 27, 2023, Mr. Abbott received a grant of options under the 2021 Plan to acquire 10,000 ordinary shares. Every 1/36th of the total grant shall vest and be exercisable monthly from March 27, 2023 to February 27, 2026 for 36 months, subject in all cases to Mr. Abbott’s continued services to SharpLink Israel.

Mr. Abbott also received certain medical and fringe benefits, including 100% of the premiums payable for medical insurance benefits for Mr. Abbott and his immediate family during the time of his employment and reimbursement of travel and other expenses incurred in connection with the performance of his duties in accordance with SharpLink Israel’s policies. Mr. Abbott was also entitled to receive an indemnification letter in the form identical to the form provided to SharpLink Israel’s other officers and directors and to be included in SharpLink Israel’s directors’ and officers’ liability insurance policy authorized in accordance with SharpLink Israel’s Compensation Policy.

Mr. Abbott’s employment was not a guarantee of employment for a specific period of time. His employment with SharpLink Israel was “at-will,” which means that the Company or he may have terminated his employment for any reason or no reason, at any time. In the event Mr. Abbott elected to resign his employment with the Company, he had agreed to provide SharpLink with 14 days’ written notice of his termination of employment. During this notice period, SharpLink Israel was permitted to ask him to perform specific duties or no duties at all and may ask him not to attend work during all or part of the notice period. During the notice period, Mr. Abbott would continue to receive the salary and benefits that he had been receiving immediately prior to such period, subject to any change generally made for other employees of SharpLink Israel. Further, upon termination of his employment for any reason, Mr. Abbott had agreed to cooperate with SharpLink Israel with respect to those business-related matters of which he has knowledge and to assist with the orderly return of SharpLink Israel’s property and transition of his work to others, as directed by SharpLink Israel.

On December 15, 2023, Mr. Abbott tendered his resignation as Chief Technology Officer of SharpLink Israel.

Equity Incentive Plan Information

As of December 31, 2023, SharpLink Israel had two equity incentive plans under which ordinary shares of the Company were authorized for issuance to directors, officers or employees of the Company and its subsidiaries in exchange for consideration in the form of goods or services: the 2020 Stock Incentive Plan and the 2021 Equity Incentive Plan. On December 6, 2023, SharpLink Israel’s shareholders approved the new SharpLink Gaming, Inc. 2023 Incentive Plan in connection with approving the domestication merger.

2020 Stock Incentive Plan

In December 2020, SharpLink, Inc.’s Board of Directors approved the 2020 Stock Incentive Plan (the “2020 Plan”). Equity instruments allowed to be granted under the plan include stock options, restricted stock awards, stock appreciation rights, performance units and stock bonuses. After giving effect to the reverse stock split effected in April 2023, the 2020 Plan allowed for grants of up to 40,000 shares of SharpLink, Inc. and the 2020 Plan expires on December 23, 2030. Prior to the MTS Merger, 36,000 stock options (adjusted for reverse stock splits effected in July 2021) had been granted under the 2020 Plan.

Through the MTS Merger in July 2021, SharpLink Israel assumed the 2020 Plan and exchanged all outstanding stock options in SharpLink, Inc. for those in SharpLink Israel at an exchange rate of 1.3352 shares of SharpLink for one share of SharpLink, Inc. As a result, there were 480,664 stock options outstanding as of the closing date of the MTS Merger. To provide for adequate shares to be issued to Company’s employees, Mr. Rob Phythian, SharpLink’s CEO, and Mr. Chris Nicholas, SharpLink’s COO, forfeited an aggregate of 1,140,000 options, 360,000 of which were vested. As a result, 780,000 options were deemed to have been forfeited and 360,000 options were deemed to have expired.

During 2021 and 2022, there were no grants under the 2020 Plan. There will be no future grants made through the 2020 Plan as the plan was succeeded by the 2021 Equity Incentive Plan.

2021 Equity Incentive Plan

In July 2021, SharpLink Israel’s shareholders approved the 2021 Plan. The plan is the successor to the 2020 Plan. The Equity instruments allowed to be granted under the plan include stock options, warrants, stock appreciation rights, restricted stock awards, and restricted stock units. In September 2022, shareholders approved an amendment to the 2021 Plan, increasing the total number of equity instruments allowed for grants from 233,663 to 543,663 shares. The 2021 Plan expires on December 23, 2030.

During 2023, there were 155,755 stock options granted under the 2021 Plan with a weighted average exercise price of $4.46 per share. The following table provides information about SharpLink’s Ordinary Shares that may be issued upon the exercise of options, warrants and rights under all our existing equity compensation plans as of December 31, 2023.

2023 Equity Incentive Plan

On June 12, 2023, the SharpLink US Board of Directors approved the SharpLink Gaming, Inc. 2023 Incentive Plan (“2023 Plan”) for submission to the shareholders at an Extraordinary General Meeting of Shareholders held on December 6, 2023. The shareholders approved the 2023 Plan in connection with approving the domestication merger. Becoming effective upon completion of the domestication merger on February 13, 2024, the 2023 Plan provides for the grant of incentive stock options, non-statutory stock options, SARs, restricted stock awards, RSU awards, performance awards and other awards. Subject to adjustment in accordance with the 2023 Plan and any adjustments as necessary to implement any capitalization adjustments, the aggregate number of shares that may be issued pursuant to awards under the plan shall not exceed 410,000 shares. Shares of SharpLink US Common Stock subject to awards granted under the 2023 Plan that expire or terminate without being exercised in full or that are paid out in cash rather than in shares do not reduce the number of shares available for issuance under the 2023 Plan. If any shares of SharpLink US Common Stock issued pursuant to a share award are forfeited back to or repurchased or reacquired by us for any reason, the shares that are forfeited or repurchased or reacquired will revert to and again become available for issuance under the 2023 Plan. Any shares reacquired in satisfaction of tax withholding obligations or as consideration for the exercise or purchase price of a stock award will not again become available for issuance under the 2023 Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants or Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plan Approved by Shareholders:

2020 Stock Incentive Plan	43,063	$9.40	-
2021 Equity Incentive Plan	245,849	$10.00	297,814
2023 Incentive Plan	-	$-	-

Equity Compensation Plan Not Approved by Shareholders:	N/A	N/A	N/A

In connection with the domestication merger completed in February 2024, all SharpLink Israel securities, including options issued under the 2020 Plan and 2021 Plan, converted on a one-for-one basis to SharpLink U.S. securities. Effective February 13, 2023, all options exercised under the 2020 Plan and 2021 Plan will be issued shares of Common Stock of SharpLink US.

Stock Option Forfeitures by Co-Founders

Prior to receiving shareholder approval in September 2022 to increase the number of ordinary shares authorized to be granted under the 2021 Plan, and to provide for issuance of stock options to employees of the Company, Mr. Rob Phythian, SharpLink’s CEO, Mr. Chris Nicholas, SharpLink’s COO, and Brian Bennett, SharpLink’s former CFO forfeited an aggregate 114,000 options, 36,000 of which were vested. As a result, 78,000 options were deemed to have been forfeited and 36,000 options were deemed to have expired.

Outstanding Equity Awards

The following table sets forth information regarding the options and unvested restricted shares held by each of the named executive officers as of December 31, 2023. Dollar amounts have been rounded up to the nearest whole dollar.

Outstanding Equity Awards at Fiscal Year-End

	Options
Name	Number of Ordinary Shares Underlying Unexercised Options (Exercisable)	Number of Ordinary Shares Underlying Unexercised Options (Unexercisable)	Option Exercise Price	Option Expiration Date
Rob Phythian	8,011	-	$9.40	12/27/2030
	15,000	30,000	$11.70	9/12/2032
	4,861	12,639	$4.40	2/24/2033

Chris Nicholas	8,011	-	$9.40	12/27/2030
	8,741	13,758	$6.40	11/08/2032
	2,083	5,417	4,40	2/24/2033

Robert DeLucia	6,666	8,334	$12.00	8/21/2032
	1,388	3,612	4.40	2/24/2033

David Abbott	5,833	9,167	$9.50	9/25/2032
	2,500	7,500	$4.40	2/24/2033

Pay Versus Performance

In accordance with the SEC’s disclosure requirements pursuant to Item 402(v) of Regulation S-K promulgated under the Exchange Act, provided below is the Company’s Pay Versus Performance disclosures as required by Item 402(v) for smaller reporting companies, we have included a table that compares the total compensation of our principal executive officer (“PEO”) and average other named executive officers (“Non-PEO NEOs”), as presented in the Summary Executive Compensation Table (“Summary Compensation Table”), to compensation actually paid. The table and disclosure below also compares compensation actually paid to our indexed total shareholder return and GAAP Net Income.

This disclosure has been prepared in accordance with Item 402(v) and does not necessarily reflect value actually realized by the executives or how our Compensation Committee evaluates compensation decisions in light of Company or individual performance. In particular, our Compensation Committee has not used compensation actually paid as a basis for making compensation decisions, nor does it use GAAP Net Income for purposes of determining incentive compensation. Please refer to our Executive Compensation and Related Information on pages 51 to 63 for a discussion of our executive compensation program objectives and the ways in which we align executive compensation pay with performance.

The table below shows for 2023 and 2022 the “total” compensation for Rob Phythian, our PEO and our other NEOs from the Summary Compensation Table above; the compensation actually paid to those officers calculated using rules required by the SEC; our total shareholder return; and our net income. Compensation actually paid does not represent the value of shares received by the officers during the year, but rather is an amount calculated under Item 402(v) of Regulation S-K.

Year	Summary Compensation Table Total for PEO ($) (1)	Compensation Actually Paid to PEO ($) (1) (2) (3)	Average Summary Compensation Table Total for Non-PEO NEOs ($) (1)	Average Compensation Actually Paid to Non-PEO NEOs ($) (1) (2) (3)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return ($)	Net Loss ($)
2023	488,428	627,976	911,675	1,009,670	4.82	(14,243,182)
2022	624,247	547,611	838,098	761,462	13.10	(15,233,378)

(1)	The individuals comprising SharpLink’s Non-PEO NEOs for each year presented are listed below:

2022	2023
Chris Nicholas, Chief Operating Officer	Chris Nicholas, Chief Operating Officer
Brian Bennett, Former Chief Financial Officer	Robert DeLucia, Chief Financial Officer
Robert DeLucia, Chief Financial Officer	David Abbott, Chief Technology Officer
David Abbott, Chief Technology Officer

(2)	The amounts shown for compensation actually paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized or received by the Company’s NEOs. These amounts reflect the Summary Compensation Table Total with certain adjustments as described in footnote 3 below.

(3)	Compensation actually paid reflects the exclusions and inclusions of certain amounts for the PEOs and the Non-PEO NEOs as set forth below. Equity values are calculated in accordance with ASC 718, Compensation – Stock Compensation. Amounts in the Exclusion of Stock Awards column are the totals from the Stock Awards columns set forth in the Summary Compensation Table, which reflect the fair market values of equity awards as of each grant date.

	2023 - PEO	2022 - PEO	2023 - Non-PEO NEOs	2022 - Non-PEO NEOs
Summary Compensation Table (“SCT”) Total Compensation	$488,428	$624,247	$911,674	$838,098
Deduct equity awards reported in SCT	$(105,958)	$(130,576)	$(94,876)	$(157,157)
Add year-end fair value of equity awards in covered fiscal year which are outstanding and unvested as of the end of the covered fiscal year	$164,686	$53,940	$144,362	$70,034
Add the change in fair value as of the end of the covered fiscal year (from the end of the prior fiscal year) of any awards granted in prior years that remain outstanding and unvested as of the end of the covered fiscal year	$80,821	$-	$48,510	$10,487
Add the fair value as of the vesting dates for awards that are granted and vested in the same covered fiscal year	$11,509	$-	$9,698	$10,022
Add the change in fair value from the end of the prior fiscal year to the vest date for awards granted in prior years that vested in the covered year	$51,814	$10,022	$73,488	$-
Deduct the fair value at the end of the prior fiscal year for awards granted in prior years that forfeited during the covered fiscal year	$-	$(1,225,725)	$-	$(912,256)
Compensation Actually Paid	$627,976	$547,611	$1,009,670	$761,462

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 27, 2024 regarding the beneficial ownership by our management and all shareholders known to us to own beneficially more than 5% of our Common Stock:

Name (1)	Number of Common Stock Beneficially Owned(2)	Percentage of Outstanding Common Stock(3)
Principal Shareholders
Alpha Capital Anstalt (“Alpha”)(4) (5) (6)	328,332	9.99%

Executive Officers
Rob Phythian, CEO(7) (8)	107,805	3.3%
Robert DeLucia, CFO(9) (10)	30,833	*
Non-Employee Directors
Leslie Bernhard (11)	10,000	*
Robert Gutkowski (11)	10,000	*
Obie McKenzie (11)	10,000	*
All directors and executive officers as a group	168,638	5.1%

* Indicates less than 1%.

1	Unless otherwise indicated, such individual’s address is C/O SharpLink Gaming, Inc., 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota 55401.

2	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Common Stock relating to options currently exercisable or exercisable within 60 days of the date of this table are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them.

3	Percentages are calculated based on 3,286,608 shares of Common Stock issued and outstanding as of March 27, 2024, less 90 shares of Common Stock held as treasury stock. This represents a total number of 3,286,518.

4	Beneficial ownership reflects the maximum number of Common Stock that may be acquired by Alpha subject to the Beneficial Ownership Limitation. Pursuant to the Company’s records, Alpha owns of record (i) 156,207 shares of Common Stock, (ii) 12,481 Preferred B Shares, (iii) a prefunded warrant in the amount of 469,560 shares, and (iv) a warrant to purchase up to 254,233 shares of Common Stock at an exercise price of $4.0704 per share.

5	As of March 27, 2024, there were 7,202 Preferred A-1 Shares accrued as payment of quarterly dividends on the Preferred B Shares held by Alpha, but not yet issued.

6	Alpha’s address is Altenbach 8, 9490 Vaduz, Principality of Liechtenstein.

7	Includes 972 shares of Common Stock issuable upon exercise of options within 60 days.

8	Includes 20,000 Restricted Stock Units (“RSUs”) which vest on March 31, 2024.

9	Includes 1,112 shares of Common Stock issuable upon exercise of options within 60 days.

10	Includes 15,000 Restricted Stock Units (“RSUs”) which vest on March 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board of Directors has reviewed the independence of our directors based on the listing standards of the Nasdaq Capital Market. Based on this review, the Board of Directors determined that each of Messrs. McKenzie and Gutkowski and Ms. Bernhard are independent within the meaning of the Nasdaq rules. In making this determination, our Board of Directors considered the relationships that each of these non-employee directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence. As required under applicable Nasdaq rules, we anticipate that our independent directors will meet in regularly scheduled executive sessions at which only independent directors are present.

Related Party Transactions

Brown and Brown

The Company uses Brown & Brown (“Brown”), which acquired Hays Companies, as an insurance broker. Brown is considered a related party as an executive of Brown served on the Board of Directors of SharpLink Israel. The Company paid $921,565 and $1,198,710 for the years ending December 31, 2023 and 2022, respectively for insurance coverage brokered by Brown. SharpLink Israel’s former director earned no commissions for the placement of these policies.

Connecticut Facility Lease

SharpLink Israel leased office space in Collinsville, Connecticut from CJEM, LLC, an entity owned by Chris Nicholas, SharpLink Israel’s Chief Operating Officer and member of its Board of Directors, pursuant to a lease dated December 16, 2020. SharpLink Israel paid approximately $38,400 in each of 2023 and 2022 under such lease. The current term of the lease expired on December 31, 2023, and SharpLink Israel had the right to extend the Lease under the same terms for an additional three-year term through December 31, 2026. On January 18, 2024 with the completion of the Equity Sale to RSports, this lease obligation was transferred to RSports in accordance with the terms of the Purchase Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Tax Fees

The following table sets forth, for each of the years indicated, the billed audit fees by Cherry Bekaert, LLP, our principal independent registered public accounting firm. All of such fees were pre-approved in advance by our Audit Committee.

	2023	2022
Audit Fees	$312,044	$400,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$312,044	$400,000

Pre-Approval Policies and Procedures

Our Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accountants. Pre-approval of an audit or non-audit service may be given as a general pre-approval, as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor, or on an individual basis. Any proposed services exceeding general pre-approved levels also require specific pre-approval by our Audit Committee. The policy prohibits retention of the independent public accountants to perform the prohibited non-audit functions defined in Section 201 of the Sarbanes-Oxley Act or the rules of the SEC, and also requires the Audit Committee to consider whether proposed services are compatible with the independence of the public accountants.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description

2.1*	Agreement and Plan of Merger, dated June 14, 2023, by and among SharpLink Gaming Ltd., SharpLink Gaming, Inc., and SharpLink Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023).

2.2*

Amendment No. 1 to Agreement and Plan of Merger, dated July 24, 2023, by and among SharpLink Gaming Ltd., SharpLink Gaming, Inc., and SharpLink Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023).

3.1*	Memorandum of Association (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on April 26, 2023) (translated from Hebrew; the original language version is on file with the Registrant and is available upon request)

3.2*	Second Amended and Restated Articles of Association of SharpLink Gaming Ltd. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on May 26, 2023)

3.3*	Amended and Restated Articles of Association of SharpLink Gaming, Ltd., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2023)

3.4*	Amended Memorandum of Association, dated October 24, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 25, 2023)

3.5*	Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)

3.6*	Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

3.7*	Certificate of Designation of the Series A-1 Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

3.8*	Certificate of Designation of the Series B Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

3.9*	Bylaws of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

4.1*	Form of Regular Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.2 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

4.2*	Common Stock Purchase Warrant for 8,800,000 shares in favor of Alpha Capital Anstalt, dated February 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on February 17, 2023)

4.3*	MTS Warrant issued to Roy Hess for 58,334 Ordinary Shares of SharpLink Gaming Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)

4.4*	MTS Warrant issued to Roy Hess for 25,000 Ordinary Shares of SharpLink Gaming Ltd. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)

4.5*	Common Stock Purchase Warrant of SportsHub Games Network, Inc., dated October 29, 2018 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023)

10.1*	Agreement and Plan of Merger, dated April 15, 2021, among the Registrant, SharpLink, Inc., and New SL Acquisition Corp. (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K submitted to the SEC on April 15, 2021)

10.2*	Amendment No. 1 to Agreement and Plan of Merger, dated July 23, 2021, Mer Telemanagement Solutions Ltd., New SL Acquisition Corp. and SharpLink, Inc. (incorporated by reference to Exhibit 2.2 to Form F-3 filed with the SEC on July 27, 2021)

10.3+*	SharpLink, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.4+*	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.5+*	Employment Agreement by and between SharpLink, Inc. and Rob Phythian, dated July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.6+*	Employment Agreement by and between SharpLink, Inc. and Chris Nicholas, dated July 26, 2021(incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.7+*	Employment Agreement by and between SharpLink, Inc. and Bob DeLucia, dated August 16, 2022 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the SEC on May 8, 2023)

10.8+*	Directors and Officers Compensation Policy (incorporated by reference to Annex C to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on July 28, 2022)

10.9*	Securities Purchase Agreement dated December 23, 2020, between SharpLink, Inc. and Alpha Capital Anstalt, as amended on June 15, 2021 and July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.10*	Securities Purchase Agreement dated November 16, 2021 between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.11*	Asset Purchase Agreement, dated December 31, 2021, by and among FourCubed Acquisition Company, LLC, 6t4 Company, FourCubed Management, LLC, Chris Carlson, and SharpLink Gaming Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.12†*	Registration Rights Agreement, dated December 31, 2021, by and among SharpLink Gaming Ltd., 6t4 Company, and Chris Carlson (incorporated herein by reference to Exhibit 10.2 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.13*	Agreement and Plan of Merger, dated September 7, 2022, by and among SharpLink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.14*	First Amendment to Agreement and Plan of Merger, dated November 2, 2022, by and among SharpLink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.15††*	Share and Asset Purchase Agreement, dated as of November 9, 2022, by and between SharpLink Gaming Ltd. and Entrypoint South Ltd. (incorporated herein by reference to Exhibit 2.1 to the Report on Form 6-K submitted to the SEC on January 5, 2023)

10.16*	Revolving Credit Agreement, dated February 13, 2023, by and between SharpLink, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.17*	Revolving Promissory Note, dated February 13, 2023, executed by SharpLink, Inc. (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.18*	Deposit Account Pledge And Control Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp. and Platinum Bank (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.19*	Form of Company Guaranty, dated February 13, 2023, issued by SHGN Acquisition Corp., SLG 1 Holdings LLC and SLG 2 Holdings LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.20*	Term Loan Agreement, dated June 9, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.5 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.21*	Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC, Rob Phythian, Chris Nicholas and Platinum Bank (incorporated herein by reference to Exhibit 10.6 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.22*	Consent, Assumption and Second Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.7 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.23*	Amended and Restated Term Promissory Note, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.8 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.24*	Security Agreement, dated June 9, 2020, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.9 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.25*	Third Party Security Agreement, dated as of June 9, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.10 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.26*	Amended and Restated Deposit Account Pledge Agreement, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.11 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.27*	Revolving Credit Agreement, dated March 27, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.12 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.28*	Second Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.13 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.29*	Consent, Assumption and Third Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.14 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.30*	Amended and Restated Promissory Note executed by SHGN Acquisition Corp., dated February 13, 2023 (incorporated herein by reference to Exhibit 10.15 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.31*	Security Agreement, dated March 27, 2020, executed by SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.16 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.32*	Security Agreement, dated March 27, 2020, by and between LeagueSafe Management, LLC and SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.17 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.33*	Third Party Security Agreement, dated March 27, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.18 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.34*	Securities Purchase Agreement, dated February 14, 2023, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.19 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.36*	Registration Rights Agreement, dated February 14, 2026, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.21 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.37*	SportsHub Games Network, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.6+ to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023)

10.38*	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.39*	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.40*	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.41*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.42*	Director Agreement with Obie McKenzie, dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.43*	Director Agreement with Leslie Bernhard, dated February 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.44*	Confidentiality Agreement with Obie McKenzie, dated February 14, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.45*	Confidentiality Agreement with Leslie Bernhard, dated February 14, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.46*	Director Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.47*	Confidentiality Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.48*	2024 Executive Compensation Plan, adopted February 16, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.49*	Employment Agreement with Rob Phythian, dated February 16, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.50*	Employment Agreement with Robert DeLucia, dated February 16, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

21.1**	List of Subsidiaries

23.1**	Consent of Cherry Bekaert, LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1**	SharpLink Gaming, Inc. Clawback Policy

99.1*	Convenience Translation of the 104H Tax Ruling from Israel Tax Authority, dated January 17, 2024 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2024).

99.2*	Declaration of Status for Israeli Income Tax Purposes (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2024)

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed
**	Filed herewith
†	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain information contained in this has been redacted as indicated therein
††	Annexes and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted annexes and schedules upon request.
+	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

PART IV

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPLINK GAMING, Inc.

Dated: March 29, 2024	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer and Director

Dated: March 29, 2024	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rob Phythian	Chief Executive Officer and Chairman	March 29, 2024
Rob Phythian	(Principal Executive Officer)

/s/ Robert DeLucia	Chief Financial Officer	March 29, 2024
Robert DeLucia	(Principal Financial Officer)

/s/ Leslie Bernhard	Director	March 29, 2024
Leslie Bernhard

/s/ Robert Gutkowski	Director	March 29, 2024
Robert Gutkowski

/s/ Obie McKenzie	Director	March 29, 2024
Obie McKenzie

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SharpLink Gaming, Inc. and Subsidiaries

Minneapolis, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SharpLink Gaming, Inc. and Subsidiaries, formerly known as SharpLink Gaming, Ltd. and Subsidiaries, (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about their ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the Audit Committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements; and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue from Contracts with Customers

Description of Matter

As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenue recognized is for commission and fee revenue and software license contracts that include multiple performance obligations including, but not limited to, the following: development, hosting, operations, maintenance, and service of games and contests.

Due to the nature of the Company’s revenue sources including multiple performance obligations, management exercises significant judgment in the following areas in determining appropriate revenue recognition:

●	Determination of which products and services are considered to be a distinct performance obligation that should be accounted for separately or combined.

●	Determination of the pattern of delivery for each distinct performance obligation.

●	Determination of which products and services are recognized over time or point in time.

●	Determination of recognition of the contract liabilities which also included prize liability and customer deposits.

As a result, a high degree of auditor judgment was required in performing audit procedures to evaluate the reasonableness of management’s judgments. Changes in these estimates can have a material effect on the amount of revenue recognized on these contracts.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over revenue, including the determination of revenue streams over which those procedures were performed. Our audit procedures included the following for each revenue stream where procedures were performed:

●	Obtained an understanding of the internal controls and processes in place over the Company’s revenue recognition processes.

●	Analyzed the significant assumptions and estimates made by management as discussed above.

●	Selected a sample of revenue transactions and assessed the recorded revenue, analyzed the related contract, assessed likelihood of collection, tested management’s identification of distinct performance obligations, and compared amounts recognized for consistency within underlying documentation.

Convertible Debenture and Related Warrants

Description of Matter

At December 31, 2023, the Company had a convertible note with an outstanding principal balance of $4.0 million net of debt discount, warrant discount, accrued interest, and changes in fair value contributing to a reported fair value as of December 31, 2023 of $4.4 million. In connection with the issuance of the convertible note, the Company also issued new and modified existing warrants with the holder. Calculations and accounting for the convertible note and warrant at fair value require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 8 to the consolidated financial statements, the Company made an election at the time of issuance to record the convertible note at its fair value with changes in fair value recorded through the consolidated statements of operations. To value the convertible note, the Company utilized a Monte Carlo Simulation to incorporate certain probabilities and assumptions determined at issuance and at December 31, 2023. A Black-Scholes valuation method was used in measuring the fair value of the warrants.

Auditing management’s valuations of the convertible note and related warrants was challenging due to the complexity of the valuation model and the inputs that are highly sensitive to changes such as the common stock market price, volatility, risk free rates, and yields.

How We Addressed the Matter in Our Audit

Based on our knowledge of the Company, we determined the nature and extent of procedures to be performed over the convertible note and related warrants, including the determination of proper accounting treatment and the initial and subsequent measurement principles applied. Our audit procedures included the following:

●	Obtained an understanding of the internal controls and processes in place over the Company’s recording of significant and unusual transactions dealing with complex accounting.

●	Obtained and analyzed contracts related to the convertible note and warrants.

●	Tested completeness and accuracy of the data used as well as management’s application of the relevant accounting guidance.

●	Assessed the intent and ability of management while evaluating certain assumptions utilized in the valuation models.

●	We evaluated the Company’s determination of fair value of the convertible note, including testing the appropriateness of the methodology used and assessing the reasonableness of the underlying inputs.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2022.

Raleigh, North Carolina

March 29, 2024

SHARPLINK GAMING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
Assets
Current Assets
Cash	$2,487,481	$1,381,344
Accounts receivable, net of allowance for credit losses of $0	415,119	440,873
Unbilled receivables	12,000	12,000
Prepaid expenses and other current assets	383,295	505,905
Current assets from discontinued operations	67,805,379	51,570,443
Total current assets	71,103,274	53,910,565

Equipment, net	8,792	21,881
Intangibles
Intangible assets, net	168,112	838,463
Goodwill	-	1,615,167
Assets from discontinued operations	-	8,659,415
Total assets	$71,280,178	$65,045,491

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,463,699	$1,466,381
Line of credit	6,345,978	-
Current portion of long-term debt	645,571	620,173
Current portion of convertible debenture, net of discount of $283,335 and $0, respectively, warrant discount of $831,746 and $0, respectively, accrued interest of $299,648 and $0, respectively	4,395,753	-
Current liabilities from discontinued operations	66,396,883	56,824,479
Total current liabilities	79,247,884	58,911,033

Long-Term Liabilities
Deferred tax liability	7,155	6,206
Debt, less current portion	1,424,908	2,063,243
Liabilities from discontinued operations	-	1,078,492
Total liabilities	80,679,947	62,058,974

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.20 par value; authorized shares: 260,000; issued and outstanding shares: 7,202 and 6,630, respectively; liquidation preference: $116,997 and $138,414, respectively	1,440	1,326
Series B preferred stock, $0.20 par value; authorized shares: 370,000; issued and outstanding shares: 12,481; liquidation preference: $529,122 and $595,245	2,496	2,496
Ordinary shares, $0.20 par value; authorized shares 100,000,000; issued and outstanding shares: 2,863,734 and 2,688,541, respectively	572,770	537,731
Treasury stock, 90 ordinary shares at cost	(29,000)	(29,000)
Additional paid-in capital	77,909,981	76,039,604
Accumulated deficit	(87,857,456)	(73,565,641)
Total stockholders’ equity (deficit)	(9,399,769)	2,986,517
Total liabilities and stockholders’ equity	$71,280,178	$65,045,491

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022
Revenues	$4,952,725	$3,489,948
Cost of revenues	3,420,062	2,173,835
Gross profit	1,532,663	1,316,113

Operating expenses
Selling, general, and administrative expenses	7,961,133	10,872,951
Goodwill and intangible asset impairment expenses	2,464,732	4,726,000
Total operating expenses	10,425,865	15,598,951
Operating loss	(8,893,202)	(14,282,838)

Other income and expense
Interest income	53,493	33,402
Other (expense) income	(12,606)	250,000
Interest expense	(1,150,341)	(109,165)
Change in fair value of convertible debenture	(1,230,234)	-
Total other income and expense	(2,339,688)	174,237

Net loss before income taxes	(11,232,890)	(14,108,601)
Income tax expense (benefit)	15,708	(12,955)
Net loss from continuing operations	(11,248,598)	(14,095,646)
Net loss from discontinued operations, net of tax	(2,994,584)	(1,137,732)
Net loss	$(14,243,182)	$(15,233,378)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to ordinary shareholders	$(11,299,092)	$(14,104,508)

Net loss from discontinued operations available to ordinary shareholders	(2,994,584)	(1,137,732)
	(14,293,676)	(15,242,240)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	2,760,970	2,487,960

Net loss per share - Basic and diluted
Net loss from continuing operations per share	$(4.09)	$(5.67)
Net loss from discontinued operations per share	(1.08)	(0.46)
Net loss per share	$(5.17)	$(6.13)

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Ordinary Shares		Series A-1 preferred stock		Series B preferred stock		Additional Paid-In	Treasury	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity
Balance, December 31, 2021	2,236,615	$447,346	5,474	$1,094	12,481	$2,496	$72,101,783	$(29,000)	$(58,332,263)	$14,191,456
Net loss	-	-	-	-	-	-	-	-	(15,233,378)	(15,233,378)
Stock-based compensation expense	-	-	-	-	-	-	2,486,152	-	-	2,486,152
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	1,156	232	-	-	(232)	-	-	-
Issuance of ordinary shares for services	20,000	4,000	-	-	-	-	168,000	-	-	172,000
Issuance of ordinary shares in SportsHub Gaming Network Acquisition	431,926	86,385	-	-	-	-	1,283,902	-	-	1,370,287
Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517

Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517
Net Loss									(14,243,182)	(14,243,182)
Stock-based compensation expense	-	-	-	-	-	-	634,367	-	-	634,367
Issuance of ordinary shares for cashless exercised warrants	121,479	24,296	-	-	-	-	(24,296)	-	-	-
Issuance of ordinary shares to SportsHub shareholders which were previously reserved for future issuance	23,714	4,743	-	-	-	-	(4,743)	-	-	-
Issuance of ordinary shares for services rendered	30,000	6,000	-	-	-	-	42,300	-	-	48,300
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Deemed dividend on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	48,633	-	(48,633)	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	572	114	-	-	(114)	-	-	-
Balance, December 31, 2023	2,863,734	$572,770	7,202	$1,440	12,481	$2,496	$77,909,981	$(29,000)	$(87,857,456)	$(9,399,769)

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Includes cash flow activities from both continuing and discontinued operations	For the Year Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(11,248,598)	$(14,095,646)
Net income (loss) from discontinued operations, net of tax	$(2,994,584)	$(1,137,732)
Net loss	$(14,243,182)	$(15,233,378)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	107,414	912,248
Change in fair value of convertible debenture	1,230,234	-
OID and warrant amortization	459,148	-
Amortization of loan costs	10,714	8,073
Accrued interest on convertible debenture	299,648	-
Amortization of prepaid stock	129,000	43,000
Deferred tax expense	(6,206)	81,323
Stock-based compensation expense	261,373	1,940,691
Loss on disposal of equipment	12,607	2,594
Goodwill and impairment expense	2,464,732	4,726,000
Write-off of amounts related to the Fourcubed acquisition	-	(303,523)
Changes in assets and liabilities
Accounts receivable	25,754	68,320
Prepaid expenses	(6,390)	(253,844)
Accrued expenses and other current liabilities	1,344,158	37,819
Deferred revenue	-	(76,600)
Net cash used in operating activities – continuing operations	(7,910,996)	(8,047,277)
Net cash provided (used in) by operating activities - discontinued operations	8,493,883	2,109,891
Net cash provided by (used in) operating activities	582,887	(5,937,386)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures for equipment	(12,147)	(13,048)
Capital expenditures for software	(273,999)	(22,747)
Proceeds from sale of equipment	-	4,493
Cash payments relating to the acquisition of Fourcubed	-	(388,000)
Net cash used for investing activities – continuing operations	(286,146)	(419,302)
Net cash provided by (used in) investing activities - discontinued operations	(745,951)	48,721,370
Net cash provided by (used in) for investing activities	(1,032,097)	48,302,068

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible debenture and purchase warrants	4,000,000	-
Principal payments on convertible debenture	(419,048)	-
Proceeds from line of credit	6,350,000	-
Proceeds from issuance of long-term debt	-	3,250,000)
Principal payments on long-term debt	(620,173)	(549,225)
Debt issuance fees	(7,500)	(25,432)
Net cash generated by financing activities – continuing operations	9,303,279	2,675,343
Net cash generated by financing activities - discontinued operations	481,575	-
Net cash generated by financing activities	9,784,854	2,675,343

Net change in cash	9,335,644	45,040,025

Cash and restricted cash, beginning of year including discontinued operations	51,105,486	6,065,461
Cash and restricted cash, end of year including discontinued operations	60,441,130	51,105,486
Less cash from discontinued operations	(57,953,649)	(49,724,142)
Cash and restricted cash, end of year	$2,487,481	$1,381,344

Reconciliation of Cash and Restricted Cash

Cash	$2,487,481	$1,381,344
Restricted cash	-	-
Total cash and restricted cash, end of period	$2,487,481	$1,381,344

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	485,531	109,165
Cash paid for taxes	86,320	19,916

NON-CASH INVESTING ACTIVITIES:
Issuance of ordinary shares in SportsHub Gaming Network Merger	-	1,370,287
Issuance of ordinary shares for advisory services	-	172,000
Shares issued for services provided	48,300	-

NON-CASH FINANCING ACTIVITIES:
Deemed dividends on Series B preferred stock	48,633	-
Discount on convertible debenture and purchase warrant	1,574,229	-
Shares issued for cashless exercised warrants	24,296	-
Shares issued to SportsHub shareholders which were previously reserved for future issuance	4,743	-
Dividends on Series B preferred stock in Series A-1 preferred stock	1,861	8,862
Dividend due to forgiveness of MTS intercompany loan	-	2,039,000
Extension of maturity of operating lease liability	77,742	-

NET ASSETS AND LIABILITIES ACQUIRED IN ACQUISITION OF SPORTSHUB GAMES NETWORK:

Cash and Restricted Cash		$48,859,270
Accounts receivable		186,712
Prepaids and other assets		1,916,932
Operating right-of-use asset		95,793
Equipment		11,953
Goodwill and intangible assets		7,358,703
Accounts payable and accrued liabilities		(284,345)
Customer obligations		(42,600,997)
Prize liabilities		(5,056,120)
Note payable		(5,387,851)
Other long-term liabilities		(106,703)
Deferred revenue		(3,574,285)
Deferred tax liability		(48,775)
Net assets acquired		$1,370,287

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Summary of Significant Accounting Policies

Nature of Business

The Company is a Delaware corporation. SharpLink is an online performance marketing company that delivers unique fan activation solutions to its sportsbook and casino partners. Through its global affiliate marketing network, known as PAS.net, SharpLink drives qualified traffic and player acquisitions, retention and conversions to U.S. regulated sportsbooks and global casino gaming partners worldwide. In addition, SharpLink owns a performance marketing platform through which the Company owns and operates state-specific web domains designed to attract, acquire and drive local sports betting and casino traffic directly to its sportsbook and casino partners which are licensed to operate in each respective state.

Prior to the sale of SharpLink’s Sports Gaming Client Services and SportsHub Gaming Network business units in January 2024 to RSports Interactive, Inc. (“RSports”), a Minnesota corporation, (the “Equity Sale”), the SportsHub Gaming Network unit owned and operated an online gaming business that primarily facilitated daily and seasonal peer-to-peer fantasy contests for its end users. The SportsHub Gaming Network business unit also operated a website that provided a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts. SharpLink’s F2P sports game development business was engaged in the provision of F2P sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others.

On January 18, 2024, the Company entered into a Purchase Agreement (the “PA”) with RSports to sell the Company’s fantasy sports and sports game development business units to RSports. All of the issued and outstanding common stock or membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Divested Operations”) were sold for $22,500,000 in an all cash transaction. The transaction resulted in SharpLink selling a majority of its assets and the classification of the Divested Operation’s financial results as discontinued operations. All prior periods presented have been restated to present the Divested Operations financial results as discontinued operations. See Note 3 – Discontinued Operations for further information. All explanations and amounts relating to discontinued operations are referred throughout the consolidated financial statements to Note 3.

On February 13, 2024, SharpLink Israel completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”) and SharpLink Gaming, Ltd. (“SharpLink US”). The Domestication Merger was achieved through a merger of SharpLink Merger Sub with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024. See Note 18.

As a result of the Domestication Merger, all SharpLink Israel ordinary shares outstanding immediately prior to the Domestication Merger will automatically convert, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of SharpLink US common stock, par value $0.0001 per share (“Common Stock”) and all preferred shares, options, and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger will be converted into or exchanged for equivalent securities of SharpLink US on a one-for-one basis.

The following represents the expected change in the par value based on the outstanding ordinary and preferred shares at December 31, 2023 to common and preferred stock after the redomestication on February 13, 2024:

Ordinary Shares
Par value for ordinary shares at $0.20 as reported at December 31, 2023	$572,770
Par value for common stock at $0.0001 at December 31, 2023	286
Net change in par value -- will be reflected in additional paid-in capital	$572,484

Preferred Shares
Par value for Series A-1 preferred stock at $0.20 par value as reported at December 31, 2023	$1,440
Par value for Series B preferred stock at $0.20 par value as reported at December 31, 2023	2,496
Total	$3,936

Par value for preferred stock at $0.0001 par value at December 31, 2023	2
Net change in par value -- will be reflected in additional paid-in capital	$3,934

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SharpLink Gaming Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

We operate in two reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 3.

Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income, net within the consolidated statements of operations.

Reverse Share Split

On April 23, 2023, the Company effected a one-for-ten (1:10) reverse share split of all the Company’s share capital and adopted amendments to its Memorandum of Association and Second Amended and Restated Articles of Association (“M&AA”) whereby the Company (i) decreased the number of issued and outstanding ordinary shares, nominal value NIS 0.60 per share, from 26,881,244 to 2,688,541; (ii) reduced the total number of the Company’s authorized shares under its M&AA from 92,900,000 shares of ordinary shares, nominal value NIS 0.06 (USD 0.02) per share, to 9,290,000 shares of ordinary shares, nominal value NIS 0.60 (USD 0.20) per share; and (ii) decreased by a ratio of one-for-ten (1:10) the number of retrospectively issued and outstanding shares of ordinary shares. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Discontinued Operations

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell MTS. The Company completed the sale of MTS on December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of December 31, 2023 and 2022 The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

In December 2023, the Company’s Board of Directors approved management to enter into a Letter of Intent with RSports for RSports to purchase the Company’s Sports Gaming Client Services and SportsHub Gaming Network businesses.

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

On January 18, 2024, the Company entered into a PA with RSports to sell the Company’s fantasy sports and sports game development business units to RSports. All of the issued and outstanding common stock or membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company were sold for $22,500,000 in an all cash transaction. Ultimately, the Company has discontinued operations for the Sports Gaming Client Services, SportsHub Gaming Network and Enterprise TEM segments. See Note 3.

Business Combinations

The purchase price of an acquired business is allocated to the assets acquired and liabilities assumed at their estimated fair values on the date of acquisition using the acquisition method of accounting. Any unallocated purchase price amount is recognized as goodwill on the consolidated balance sheet if it exceeds the estimated fair value and as a bargain purchase gain on the consolidated statement of operations if it is below the estimated fair value. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment, and the utilization of independent valuation experts as well as the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, market prices and asset lives, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired and liabilities assumed, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. Acquisition-related costs are expensed as incurred and changes in deferred tax asset valuation allowances and income tax uncertainties after the measurement period are recorded in Provision for Income Taxes.

Restricted Cash

Restricted cash consists of funds held for payment of prize liabilities for various daily and seasonal peer-to-peer fantasy games, as well as private fantasy league dues from customers who utilize the services previously offered via the Company’s secure online payment and league dues management website. The Company maintained separate accounts to segregate users’ funds from operational funds. See Note 3.

Concentrations of Credit Risk

Cash and restricted cash are deposited with major banks in the United States and Israel. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Generally, the FDIC limit per bank is $250,000. Any loss incurred or a lack of access to such funds above the FDIC limit could have a significant adverse impact on the Company’s financial condition, results of operations and cash flows.

The following represents the cash on hand at December 31, 2023 by banking institution and does not include any reduction for the FDIC insured limit of $250,000.

Bank	December 31, 2023
Platinum Bank	$145,436
Deerwood Bank	2,040,937
First Citizens	222,639
Other	78,469
Total	$2,487,481

The Company performs ongoing credit evaluations of its customers. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

Accounts Receivable

The Company’s policy for estimating the allowance for credit losses on accounts receivables considers several factors including historical loss experience, the age of delinquent receivable balances due, and economic conditions. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. Accounts receivables are written off after collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in selling, general and administrative expense. Allowance for credit losses as of December 31, 2023 and 2022 were $0 and $0, respectively. During the years ended December 31, 2023 and 2022, there was no amount of the allowance for credit losses. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

Investment, cost

During the year ended December 31, 2021, the Company invested $200,000 in Quintar, Inc. an augmented reality company headquartered in California. This investment provided the Company with 280,903 shares, which equates to a 1.12% ownership interest in Quintar. SharpLink does not exercise significant control over Quintar due to its minority ownership role and the fact that SharpLink does not have a seat on Quintar’s Board of Directors, nor hold any special voting rights. As a result, of the Company’s lack of influence over Quintar and the fact that the valuation of Quintar is not easily determinable (privately held business with few transactions) the Company accounts for the Quintar investment through the cost method of accounting. The Company reviews the investment for impairment at each reporting period based on current conditions. This is informed by Quintar’s operating results and financing activities. No impairment was indicated related to the Quintar investment for the years ended December 31, 2023 and 2022. The investment was sold as part of the Equity Sale to RSports. See Note 3.

Contract Assets

Contract assets include unbilled revenue, which is the amount of revenue recognized in excess of the amount billed to customers and costs incurred incremental to the contract and to fulfill contract obligations. See Note 3.

Deferred Prize Expense

Deferred prize expense consists of the expense related to prize funds offered through various fantasy games hosted by the Company. These prize funds are paid to the participants once a fantasy game has concluded and final winners have been determined. Deferred prize expense is recognized over the life of the fantasy games and is reported as a current asset in discontinued operations. See Note 3.

Equipment

Equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which ranges from three to seven years. Depreciation expense from continuing operations for the years ended December 31, 2023 and 2022, was $10,289 and $10,479, respectively. Accumulated depreciation from continuing operations as of December 31, 2023 and 2022 was $24,759 and $18,441, respectively.

Leases

The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. An arrangement is or contains a lease if there are identified assets and the right to control the use of an identified asset is conveyed for a period of time in exchange for consideration. Control over the use of the identified asset means the lessee has both the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

For a lease with terms greater than a year, a right-of-use (ROU) asset and lease liability is recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The initial measurement of the operating lease ROU asset also includes any prepaid lease payments and are reduced by any previously accrued deferred rent. The Company’s operating lease does not provide a readily determinable implicit rate; therefore, the Company uses its incremental borrowing rate to discount the lease payments based on the information available at commencement date (7.2%). The Company’s operating lease does not include a fixed rental escalation clause. Lease terms include optional renewal periods when it is reasonably certain that such options will be exercised. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. See Note 3.

Intangible and Long-Lived Assets

Intangible assets consist of internally developed software, customer relationships, trade names and acquired technology and are carried at cost less accumulated amortization. The Company amortizes the cost of identifiable intangible assets on a straight-line basis over the expected period of benefit, which ranges from three to ten years.

Costs associated with internally developed software are expensed as incurred unless they meet generally accepted accounting criteria for deferral and subsequent amortization. Software development costs incurred prior to the application development stage are expensed as incurred. For costs that are capitalized, the subsequent amortization is the straight-line method over the remaining economic life of the product, which is estimated to be five years.

The Company begins amortizing the asset and subsequent enhancements once the software is ready for its intended use. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. The Company capitalized $273,999 and $23,048 of costs in the development of its software for continuing operations for the years ended December 31, 2023 and 2022, respectively.

The Company reviews the carrying value of its long-lived assets, including equipment and finite-lived intangible assets, for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimate future cash flows expected to result from its use and eventual disposition. In cases where undiscounted cash flows are less than the carrying value of an asset group, an impairment loss is recognized equal to an amount by which the asset group’s carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of customer loss, obsolescence, demand, competition, and other economic factors.

During the fourth quarter of 2023, management determined the Company had experienced a triggering event due to receiving notification the Company’s largest Affiliate Marketing Services – International customer was in the process of leaving the European Poker Affiliate Solutions market, which would reduce future marketing commissions, The Company impaired the customer relationships intangible asset and software in development for Affiliate Marketing International as a result of this information and impact on future cash flows. The impairment charge has been included in the Goodwill and intangible asset impairment expense line item in the consolidated statement operations for the year ended December 31, 2023.

During the year ended December 31, 2022, the Company recorded $3,211,000 of impairment charges for customer relationship intangible asset due to the loss of access to players in the Russian Market caused by an exit of an Affiliate Marketing Services -- International customer from the Russian market.

Goodwill and Impairment

The Company evaluates the carrying amount of goodwill annually or more frequently if events or circumstances indicate that the goodwill may be impaired. Factors that could trigger an impairment review include significant underperformance relative to historical or forecasted operating results, a significant decrease in the market value of an asset or significant negative industry or economic trends. The Company completes impairment reviews for its reporting units using a fair-value method based on management’s judgments and assumptions. When performing its annual impairment assessment, the Company evaluates the recoverability of goodwill assigned to each of its reporting units by comparing the estimated fair value of the respective reporting unit to the carrying value, including goodwill. The Company estimates fair value utilizing the income approach and the market approach or a combination of both income and market approaches.

The income approach requires management to make assumptions and estimates for each reporting unit, including projected future operating results, economic projections, anticipated future cash flows, working capital levels, income tax rates, and a weighted-average cost of capital reflecting the specific risk profile of the respective reporting unit. The key assumptions used in the income approach include revenue growth, operating income margin, discount rate and terminal growth rate. These assumptions are the most sensitive and susceptible to change as they require significant management judgment. Discount rates are determined by using market and industry data as well as Company-specific risk factors for each reporting unit. The discount rate utilized for each reporting unit is indicative of the return an investor would expect to receive for investing in such a business.

The market approach estimates fair value using performance multiples of comparable publicly traded companies. In the event the fair value of a reporting unit is less than the carrying value, including goodwill, an impairment loss is recognized for the difference between the implied fair value and the carrying value of the reporting unit.

The Company recorded goodwill impairment of $1,615,167, which was due to the Company’s largest Affiliate Marketing Services – International customer announcing its intention in the fourth quarter of 2023 to leave the Company’s PAS network, which would reduce future marketing commissions. The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. During the year ended December 31, 2022, the Company recorded $1,515,000 of goodwill impairment charges due to the loss of access to players in the Russian market caused by an exit of an Affiliate Marketing Services – International customer from the Russian market. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate. See Note 3 for discontinued operations impairment.

Accounts Payable

The composition of accounts payable and accrued expenses from continuing operations are as follows:

	December 31, 2023	December 31, 2022
Accounts payable	$834,060	$689,159
Accrued wages and payroll expenses	63,359	115,739
Accrued bonus	305,747	208,964
Accrued interest	48,875	-
Other accrued expenses	211,658	452,519
	$1,463,699	$1,466,381

Prize Liability

The Company’s prize liability consists of funds to be paid to participants of the various fantasy games hosted by the Company. These prizes are paid to the participants once a fantasy game has concluded and final winners have been determined. Prize liability is recorded in current liabilities from discontinued operations. See Note 3.

Customer Deposits

The Company’s liability for customer obligations is in wallet accounts and accounts on the SportsHub platform. Cash related to these accounts may be drawn at the customer’s request. Customer deposits are recorded in current liabilities from discontinued operations. See Note 3.

Contract Liabilities

Contract liabilities include payments received and billings made in advance of the satisfaction of performance obligations under the contract and are realized when the associated revenue is recognized under the contract. See Note 3.

Severance Pay

Certain of the Company’s employees in Israel subscribed to Section 14 of Israel’s Severance Pay Law, 5723-1963 (“Section 14”). Pursuant to Section 14, the Company’s employees, covered by this section, are entitled to monthly deposits, at a rate of 8.33% of their monthly salary, which are made on their behalf by the Company. Payments in accordance with Section 14 release the Company from any future severance liabilities in respect of those employees. Neither severance pay liability nor severance pay fund under Section 14 for such employees is recorded on the Company’s balance sheet.

With regards to employees in Israel that are not subject to Section 14, the Company’s liability for severance pay is calculated pursuant to the local Severance Pay Law, based on the most recent salary of the relevant employees multiplied by the number of years of employment as of the balance sheet date. These employees are entitled to one-month salary for each year of employment or a portion thereof. The Company’s liability for these employees is fully provided for via monthly deposits with severance pay funds, insurance policies and an accrual. The value of the liability of $0 and $342,000 for December 31, 2023 and 2022, respectively, is recorded in other current liabilities from discontinued operations in the consolidated balance sheet. The value of these deposits of $0 and $279,000 for December 31, 2023 and 2022, respectively, is recorded in current assets from discontinued operations in the consolidated balance sheet. See Note 3.

Convertible Debenture at Fair Value

The Company accounts for convertible debentures using an amortized cost model. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is accredited to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

The Company made an irrevocable election at the time of issuance of the Debenture to record the Debenture at its fair value (the “Fair Value Option”) with changes in fair value recorded through the Company’s consolidated statements of operations within other income (expense) at each reporting period. The Fair Value Option provides the Company a measurement basis election for financial instruments on an instrument-by-instrument basis.

Treasury Stock

Company shares held as treasury shares are recognized at cost, and as a deduction from equity. Any gain or loss arising from a purchase, sale, issuance or cancellation of treasury shares is recognized directly in equity at the time of such event.

Warrants

The Company accounts for a warrant as an equity instrument, liability or share-based compensation in accordance with ASC 480, Distinguishing Liabilities from Equity, and/or ASC 718, Compensation – Stock Compensation, depending on the specific terms of the agreement.

Revenue

The Company follows a five-step model to assess each sale to a customer; identify the legally binding contract, identify the performance obligations, determine the transaction price, allocate the transaction price, and determine whether revenue will be recognized at a point in time or over time. Revenue is recognized upon transfer of control of promised products or services (i.e., performance obligations) to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services.

The Affiliate Marketing Services – United States and the Affiliate Marketing Services – International operating segments generate revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites. See Note 14.

The Sports Gaming Client Services operating segments’ performance obligations are satisfied over time (software licenses). Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Other items relating to charges collected from customers include reimbursable expenses. Charges collected from customers as part of the Company’s sales transactions are included in revenues and the associated costs are included in cost of revenues. See Note 3.

The Company’s SportsHub operating segment collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game. It also collects various forms of fee revenue from customers using its wallet system platform. Its performance obligation is to provide these customers with an online platform to collect entry fees, provide transparency into league transactions, encourage timely payment of entry fees, safeguard funds during the season and facilitate end-of-season prize payouts. Fee revenue related to payment transactions is deferred until the end of the specific season. Other types of fee revenue are recognized on a transactional basis when users complete transactions or when a customer’s account becomes inactive under the terms of the user agreement. SportsHub also provides sports simulation software that customers pay a fee to access over a period of time. SportsHub provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation and revenue is recognized over the term of the service. SportsHub also collects subscription fees from users of its Fantasy National Golf Club. Its performance obligation under these contracts is to provide subscribers with access to SportsHub’s intellectual property. Revenue is initially deferred and recognized ratably over the subscription period. Any discounts, promotional incentives or waived entry fees are treated as a reduction in revenue. Any minimal promotions where funds are issued to a user’s wallet account are recognized as marketing expenses, included in selling, general, and administrative expenses. See Note 3.

Advertising and Marketing Expenses

The Company incurred $675,496 in advertising and marketing expenses for continuing operations and $176,224 for discontinued operations, respectively, for the year ended December 31, 2023. For the year ended December 31, 2022, the Company incurred $514,087 in marketing and advertising expenses for continuing operations and $13,093 for discontinued operations.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the requisite service period. The Company estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes, under which deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities, net operating losses, and tax credit carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company uses a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized when it is more likely than not that the tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement with a taxing authority. The standard also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to ordinary shareholders, adjusted for preferred stock discount accretion and dividends accrued on preferred stock, by the weighted-average number of ordinary shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional ordinary shares that would have been outstanding if potential ordinary shares had been issued if such additional common shares were dilutive. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential ordinary shares have been excluded, as their effect would be anti-dilutive. At December 31, 2023, dividend accrued in Preferred Series A-1 stock of 7,202 shares, total issuable shares of Series B preferred stock of 12,481, total stock options of 414,819 and warrants of 1,158,015 were not included in the net loss per share calculation. At December 31, 2022, dividend accrued in Preferred Series A-1 stock of 6,630 shares, total issuable shares of Series B preferred stock of 12,481 shares, total stock options of 288,914 and warrants of 400,359 were not included in the net loss per share calculation.

The calculation of the net loss per share and weighted-average shares of the Company’s ordinary shares outstanding for the periods presented are as follows:

	For the Year Ended December 31,
	2023	2022
Net loss from continuing operations	$(11,248,598)	$(14,095,646)
Less: deemed dividends on series B preferred stock	(48,633)	-
Less: dividends on series B preferred stock	(1,861)	(8,862)
Net loss from continuing operations available to ordinary shareholders	(11,299,092)	(14,104,508)

Net loss from discontinued operations, net of tax, available to ordinary shareholders	(2,994,584)	(1,137,732)

Net loss available to ordinary shareholders	$(14,293,676)	$(15,242,240)

Basic and diluted weighted-average shares outstanding	2,760,970	2,487,960

Basic and diluted:
Net loss from continuing operations per share	$(4.09)	$(5.67)
Net loss from discontinued operations per share	(1.08)	(0.46)
Net loss per share	$(5.17)	$(6.13)

Fair Value Measurements

The Company has determined the fair value of certain assets and liabilities in accordance with generally accepted accounting principles, which provides a framework for measuring fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques should maximize the use of observable inputs and minimize the use of unobservable inputs.

A fair value hierarchy has been established, which prioritizes the valuation inputs into three broad levels. Level 1 inputs consist of quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the related asset or liability. Level 3 inputs are unobservable inputs related to the asset or liability.

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most critical estimates include those related to the use of the acquisition method of accounting for business combinations, intangibles and long-lived asset impairments, goodwill and impairment, convertible debenture fair value, stock based compensation, discontinued operations and revenue recognition. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Contingencies

From time to time, we may become involved in lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Although we currently maintain liability insurance coverage intended to cover professional liability and certain other claims, we cannot assure that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us in the future where the outcomes of such claims are unfavorable to us. Liabilities in excess of our insurance coverage, including coverage for professional liability and certain other claims, could have a material adverse effect on our business, financial condition and results of operations.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU also simplify the guidance in ASC 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The Company adopted ASU 2020-06 on January 1, 2023 and was applied to the Company’s accounting for its convertible debenture and warrants. See Note 8.

In June 2016 and subsequently amended in March 2022, the FASB issued ASC 326, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASC 326”), which replaces the existing incurred loss model with a current expected credit loss (“CECL”) model that requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The Company would be required to use a forward-looking CECL model for accounts receivables, guarantees and other financial instruments. The Company adopted ASC 326 on January 1, 2023 and ASC 326 did not have a material impact on its consolidated financial statements as the Company has not had any historical credit losses.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

Note 2 - Going Concern

In the pursuit of SharpLink’s previous long-term growth strategy and the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the 12 months ended December 31, 2023 and 2022, the Company had a net loss from continuing operations of $11,248,598 and $14,095,646, respectively; and cash provided by operating activities from continuing and discontinued operations of $582,887 and cash used for operating activities from continuing and discontinued operations $5,937,386, for the years ended December 31, 2023 and 2022, respectively.

Subsequent to December 31, 2023, the Company completed the Equity Sale of our Sports Gaming Client Services and SportsHub Gaming Network business units for $22.5 million in an all cash transaction. In connection with the closing of the Equity Sale, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625 and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet. In addition, the Company redeemed the outstanding convertible debenture issued to Alpha for 110% of the outstanding balance, plus accrued and unpaid interest, $4,484,230 in aggregate, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet. See Note 18.

We may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed to support our business growth and to respond to business challenges, track and comply with applicable laws and regulations, develop new technology and services or enhance our existing offering, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of planned strategic growth initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Note 3 – Discontinued Operations

In accordance with ASC 205-20 Presentation of Financial Statements: Discontinued Operations, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in ASC paragraph 205-20-45-10. In the period in which the component meets the held for sale or discontinued operations criteria the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations. In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

Equity Sale of Sports Gaming Client Services and SportsHub Gaming Network

On January 18, 2024, SharpLink Israel (“Parent Seller”) and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN Acquisition Corp. (“SHGN,” and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owns all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units to the Buyer, by selling all of the issued and outstanding shares of common stock or membership interests of the Targets and the Acquired Subsidiaries for $22,500,000 in an all cash transaction. SHGN owns all of the membership interests in Virtual Fantasy Games Acquisitions, LLC , a Minnesota limited liability company; LeagueSafe Management, LLC , a Minnesota limited liability company; SportsHub Reserve, LLC, a Minnesota limited liability company; SportsHub PA, LLC, a Pennsylvania limited liability company; SportsHub Operations, LLC, a Minnesota limited liability company; SportsHub Holdings, LLC, a Minnesota limited liability company; SportsHub Regulatory, LLC, a Minnesota limited liability company; and SportsHub Player Reserve, LLC, a Minnesota limited liability company (collectively, the “Acquired Subsidiaries”).

As a result of the Equity Sale, we ceased our Sports Game Client Services and SportsHub Gaming Network segments. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Equity Sale on January 18, 2024. See Note 18.

In connection with the Equity Sale, the Company entered into with the Buyer a Transition Services Agreement to provide for an orderly transfer and the continuity of business services. The Parent Seller would be able to use certain Buyer employees at an agreed upon hourly rate. The Buyer would be charged monthly amounts for business services such as accounting software, insurance and data services.

Sale of MTS

In June 2022, the Company’s Board of Directors authorized management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of December 31, 2023 and December 31, 2022. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

Prior to the sale of MTS on December 31, 2022, the Enterprise TEM operating segment’s performance obligations are satisfied either overtime (managed services and maintenance) or at a point in time (software licenses). Professional services rendered after implementation are recognized as performed. Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Many of the Enterprise TEM operating segment’s agreements include software license bundled with maintenance and support. The Company allocates the transaction price for each contract to each performance obligation identified in the contract based on the relative standalone selling price (SSP). The Company determines SSP for the purposes of allocating the transaction price to each performance obligation by considering several external and internal factors including, but not limited to, transactions where the specific element sold separately, historical actual pricing practices in accordance with ASC 606, Revenues from Contracts with Customers. The determination of SSP requires the exercise of judgement. For maintenance and support, the Company determines the SSP based on the price at which the Company sells a renewal contract.

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

Summary Reconciliation of Discontinued Operations

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022

Revenues	$9,035,670	$7,532,081

Cost of Revenues	5,643,426	5,880,599

Gross (Loss) Profit	3,392,244	1,651,482

Operating Expenses
Selling, general, and administrative expenses	6,843,856	2,534,234
Goodwill and intangible asset impairment expense	674,982	1,224,000
Total operating expenses	7,518,838	3,758,234

Operating Loss	(4,126,594)	(2,106,752)

Interest income	1,778,999	44,598
Other (expense) income	(100,648)	997,000
Interest expense	(503,401)	(20,281)
Total other income and expense	1,174,950	1,021,317

Loss Before Income Taxes	(2,951,644)	(1,085,435)

Provision for income tax expenses	42,940	52,297

Loss from discontinued operations	$(2,994,584)	$(1,137,732)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$46,369,229	$38,591,185
Restricted cash	11,584,320	11,132,957
Accounts receivable, net of $0 allowance	738,739	526,657
Unbilled receivables	9,447	35,000
Contract assets	274,833	219,116
Deferred prize expense	340,781	356,158
Prepaid expenses and other current assets	439,697	709,370
Investment, cost	200,000	-
Equipment, net	36,860	-
Right-of-use asset – operating lease	250,194	-
Intangible assets, net	2,260,351	-
Goodwill	5,300,928	-
Total current assets	$67,805,379	$51,570,443
Non-current assets
Investment, cost	-	200,000
Equipment, net	-	38,337
Right-of-use asset – operating lease	-	230,680
Intangible assets, net	-	2,889,470
Goodwill	-	5,300,928
Total non-current assets	$-	$8,659,415

	December 31, 2023	December 31, 2022
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	$1,123,105	$1,872,538
Contract liabilities	2,407,924	2,168,453
Prize liability	6,475,400	6,061,434
Customer obligations	50,249,095	42,171,589
Line of credit	5,000,000	4,120,651
Current portion of long-term debt	869,426	398,745
Current portion of lease liability	251,898	31,069
Deferred tax liability	20,035	-
Total current liabilities	$66,396,883	$56,824,479
Debt, less current portion	-	868,455
Lease liability, less current portion	-	210,037
Total liabilities	$66,396,883	$57,902,971

Note 4 – Intangible Assets

Intangible assets as of December 31, 2023 and 2022 consisted of the following:

	Weighted-average
	amortization period	Cost, Net of	Accumulated
	(years)	Impairment	Amortization	Net
Balance, December 31, 2023
Customer relationships	5 - 10	$208,124	$208,124	$-
Acquired technology	3 - 5	808,700	790,588	18,112
Software in development	N/A	150,000	-	150,000
		$1,166,824	$998,712	$168,112

Balance, December 31, 2022
Customer relationships	5 – 10	$933,000	$117,587	$815,413
Acquired technology	3 - 5	807,050	784,000	23,050
Software in development	N/A	-	-	-
		$1,740,050	$901,587	$838,463

The change in the gross carrying amount of intangible assets as of December 31, 2023 compared to December 31, 2022 was due to $273,999 of additional costs related to internally developed software that were capitalized during the year, offset by $849,565 of impairment charges of the customer relationship and internally developed software in Affiliate Marketing International, which was due to the loss of future revenue by the exit of Affiliate Marketing International’s largest customer from the European market in the 4th quarter of 2023. The extent of impairment was determined based upon the projected performance of the asset group. Key management assumptions considered in the determination of the impairment were the ongoing customer relationships, customer attrition and operating margins. There is inherent uncertainty included in the assumptions used in intangible impairment testing. A change to any of the assumptions could lead to a future impairment that could be material. Amortization expense for the years ended December 31, 2023 and 2022 was $97,125 and $901,587, respectively, for continued operations. Estimated future amortization expense related to the intangible assets placed into service is $6,588 per year through September 30, 2025.

Note 5 – Goodwill

Goodwill as of December 31, 2023 and 2022 consisted of the following:

	Affiliate Marketing Services -- International	Total
Balance as of December 31, 2021	3,130,167	3,130,167
Less: Impairment charges	(1,515,000)	(1,515,000)
Balance as of December 31, 2022	1,615,167	1,615,167
Less: Impairment charges	$(1,615,167)	$(1,615,167)
Balance as of December 31, 2023	$-	$-

For the year ending December 31, 2023, the Company recorded goodwill impairment of $1,615,167, which was due to the loss of future revenue by the exit of Affiliate Marketing International’s largest customer from the European market in the fourth quarter of 2023. The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate. There is inherent uncertainty included in the assumptions used in goodwill impairment testing.

Note 6 - Line of Credit

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (the “Lender”) and executed a variable rate (9.0% as of December 31, 2023) revolving promissory note of $7,000,000, expiring February 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the revolving credit agreement. There was $6,350,000 outstanding as of as of December 31, 2023. The Company incurred $7,500 in debt   issuance costs associated with the revolving note, which are presented as net amount of $4,022 within the line of credit on the balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations. In connection with the Equity Sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units in January 2024, the revolving credit line was paid off. See Note 3.

Note 7 - Debt

On January 31, 2022, FourCubed Acquisition Company, LLC (“FCAC”), a wholly owned subsidiary of the Company, entered into a $3,250,000 term loan agreement with Platinum Bank. The agreement bears annual interest at a rate of 4% and requires a fixed monthly payment of $59,854, consisting of principal and interest, through the term loan’s maturity, which is January 31, 2027. The Company capitalized $25,431 of loan initiation fees associated with the agreement which are presented net within debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations.

The remaining principal balance outstanding on the term loan was $2,080,601 as of December 31, 2023, of which $645,571 is due within the next year. In addition to customary non-financial covenants, the term loan requires FCAC to maintain a minimum quarterly debt service coverage ratio, defined as adjusted EBITDA divided by debt service (interest expense and mandatory debt principal repayment) of 1.20. The Company was in compliance with the debt service coverage ratio as of December 31, 2023. On January 18, 2024, in conjunction with the Equity Sale, the term loan was paid off.

A summary of the debt agreement is noted below:

December 31, 2023
Note Payable – Bank, $3,250,000 principle, secured by assets of FCAC	$2,080,601
Less unamortized debt issuance costs	10,122
Less current portion	645,571
Long-term debt	$1,424,908

The outstanding amount of debt as of December 31, 2023, matures by year as follows:

Year	Amount
For the remaining three months ended December 31, 2023
2024	$645,571
2025	672,471
2026	700,256
2027	62,303
$2,080,601

Note 8 - Convertible Debenture and Warrant

Convertible Debenture at Fair Value

The Company accounts for convertible debentures using an amortized cost model. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is accredited to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

The Company made an irrevocable election at the time of issuance of the Debenture to record the Debenture at its fair value (the “Fair Value Option”) with changes in fair value recorded through the Company’s consolidated statements of operations within other income (expense) at each reporting period. The Fair Value Option provides the Company a measurement basis election for financial instruments on an instrument-by-instrument basis.

On February 14, 2023, the Company entered into the SPA with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha, an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023. The Debenture is convertible, at any time, and from time to time, at Alpha’s option, into ordinary shares of the Company (the “Conversion Shares”), at an initial conversion price equal to $7.00 per share, subject to adjustment as described below and, in the Debenture, (the “Conversion Price”). In addition, the Conversion Price of the Debenture was subject to an initial reset immediately prior to the Company’s filing of a registration statement covering the resale of the underlying shares to the lower of $7.00 and the average of the five Nasdaq Official Closing Prices immediately preceding such date (the “Reset Price”). The registration statement on Form S-1 (file No.: 333-271396) was filed on April 21, 2023, and as a result, the Reset Price is now $4.1772. The initial adjustment of the Conversion Price to the Reset Price had a floor price of $3.00 (the “Floor Price”).

Commencing November 1, 2023 and continuing on the first day of each month thereafter until the earlier of (i) February 15, 2026 (the “Maturity Date”) and (ii) the full redemption of the Debenture (each such date, a “Monthly Redemption Date”), the Company will redeem $209,524 plus accrued but unpaid interest, and any amounts then owing under the Debenture (the “Monthly Redemption Amount”). The Monthly Redemption Amount will be paid in cash; provided, that the Company may elect to pay all or a portion of a Monthly Redemption Amount in ordinary shares of the Company, based on a conversion price equal to the lesser of (i) the then Conversion Price of the Debenture and (ii) 80% of the average of the VWAPs (as defined in the Debenture) for the five consecutive trading days ending on the trading day that is immediately prior to the applicable Monthly Redemption Date. The Company may also redeem some or all of the then outstanding principal amount of the Debenture at any time for cash in an amount equal to the then outstanding principal amount of the Debenture being redeemed plus accrued but unpaid interest, liquidated damages and any amounts then owing under the Debenture. These monthly redemption and optional redemptions are subject to the satisfaction of the Equity Conditions (as defined in the Debenture).

The Debenture initially accrues interest at the rate of 8% per annum for the first 12 months from the February 15, 2023, at the rate of 10% per annum for the ensuing 12 months, and thereafter until Maturity, at the rate of 12%, Interest may be paid in cash or ordinary shares of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions (as defined in the Debenture) have been satisfied, including Shareholder Approval. The Debenture includes a beneficial ownership blocker of 9.99%. The Debenture provides for adjustments to the Conversion Price in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain Fundamental Transactions. In the event the Company, at any time while the Debentures is outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below the Conversion Price, Alpha shall be extended full-ratchet anti-dilution protection (subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

At the time of execution, on February 14, 2023, the Company recorded an initial debt discount of $400,000 based on the allocation of fair value for the Debenture, which will be amortized into interest expense over term of the Debenture. For the period from February 14, 2023 through December 31, 2023, the Company recognized $1,230,234 change in fair value of the convertible Debenture which is reflected in Other income and expense in the condensed consolidated statement of operations and $116,667 for the amortization of the OID, which is included in interest expense on the condensed consolidated statement of operations.

Pursuant to Section 8(a)(vi) of the Debenture, it is an event of default if the Company is party to a fundamental transaction or agrees to sell or dispose of all or in excess of 33% of its assets in one transaction or a series of related transactions. On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 8(a)(vi) of the Debenture in connection with the Equity Sale; and (ii) payment of the Mandatory Default Amount; and the parties agreed that the Company would pay 110% of the outstanding principal amount of the Debenture, plus accrued and unpaid interest, in the aggregate total amount of $4,484,230 (the “Debenture Redemption Amount”). On January 19, 2024, the Company paid Alpha the Debenture Redemption Amount. As a result, the Company’s obligations under the Debenture have been satisfied. See Note 18.

Purchase Warrant

On February 15, 2023, the Company also issued to Alpha a warrant (the “Warrant”) to purchase 880,000 ordinary shares of the Company at an initial exercise price of $8.75 (the “Warrant Shares,” and, together with the Conversion Shares, and any other ordinary shares of the Company that may otherwise become issuable pursuant to the terms of the Debenture and Warrant, the “Underlying Shares”). The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The exercise price of the Warrant was subject to an initial reset immediately prior to the Company’s filing of a proxy statement that included a shareholder proposal to approve the issuance of Underlying Share in excess of 19.99% of the issued and outstanding ordinary shares on the Closing Date (the “Shareholder Proposal”) to the lower of $8.75 and the average of the five Nasdaq Official Closing Prices immediately preceding such date the. As a result, the exercise price has been reset to $4.0704, the average of the five Nasdaq Official Closing Prices immediately preceding April 14, 2023, the date the Company filed its preliminary proxy statement which included the Shareholder Proposal. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the exercise price, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain Fundamental Transactions.

In the event the Company, at any time while the Warrant is still outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below exercise price, Alpha shall be extended full-ratchet anti-dilution protection on the Warrant (reduction in price, only, no increase in number of Warrant Shares, and subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the sale of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid in capital in the condensed consolidated balance sheet as of December 31, 2023. Amortization of the debt discount amounted to $342,482 for the period ended December 31, 2023 and is included in interest expense on the condensed consolidated statements of operations.

The Warrant provides that in the event of a fundamental transaction, SharpLink, at Alpha’s option, would repurchase the Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the “Warrant Repurchase”). On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 3(e)(ii) of the Warrant in connection with the Equity Sale

Pursuant to Section 5(1) of the Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Equity Sale, the Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The Parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a “fundamental transaction” as defined in the 2023 Warrant. The Parties further agree in the Settlement Agreement to fix the Black Scholes value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii)a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance is valued at $260,111 and shall be subject to the repurchase terms set forth in the Settlement Agreement. See Note 18.

Note 9 - Fair Value

The following provides a summary of the Convertible Debenture recorded at fair value as of December 31, 2023:

Principle amount of convertible debenture at issuance:	$4,400,000
Principle payments made	(419,048)
Unamortized discount for warrants	(831,746)
Unamortized discount for OID	(283,335)
Accrued interest expense	299,648
Change in fair value	1,230,234
Balance of convertible debenture as of December, 2023:	4,395,753

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As disclosed in Note 8, the Debenture and the Warrant were reported at fair value at issuance. The Debenture is adjusted to fair value on a recurring basis with changes in fair value recorded through the Company’s condensed consolidated statements of operations as other income (expense) for the 12 months ended December 31, 2023.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy on December 31, 2023. The Purchase Warrant fair value has not changed since the issuance date:

	Convertible Debenture	Purchase Warrant
Level I	$-	$-
Level II	$-	$-
Level III	$4,395,753	$1,174,229
Total	$4,395,753	$1,174,229

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the 12 months ended December 31, 2023.

Fair Value, December 31, 2022	$-
Issuance of convertible debenture	2,825,771
Accretion for discount for warrants	342,481
Accretion for discount for OID	116,667
Interest expense	299,648
Principle payments	(419,048)
Change in fair value	1,230,234
Fair Value, December 31, 2023	$4,395,753

The fair value of the Debenture was determined using a Monte Carlo Simulation (“MCS”) which incorporates the probability and timing of the consummation of a Fundamental Transaction event and conversion of the Debenture as of the valuation date.

The MCS implied a discount rate at issuance that resulted in a total value to the debenture and warrants that equated to the transaction proceeds. This discount rate was 50.0% at issuance and was calibrated to the December 31, 2023 valuation date by comparing the B rated commercial paper credit spread at both dates. B spreads as follows:

Issuance February 14, 2023	4.13%
Fair Value December 31, 2023	1.29%

At inception, the Company valued the Debenture using a Monte Carlo Simulation model using the value of the underlying stock price of $3.50, exercise price of $8.75, expected dividend rate of 0%, risk-free interest rate of 3.96% and volatility of 40.0%. The Company estimated the term of the warrant to be 2.9 years. On December 31, 2023, the Company valued the Debenture using a Monte Carlo Simulation model using the expected dividend rate of 0% and the risk-free interest rate of 5.60%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors.

Note 10 - Convertible Preferred Stock

On July 26, 2021, the Company’s Board authorized the establishment and designation of 52,502 shares of Series A-1 Preferred Stock at $0.10 par value.

Terms of the Series A-1 Preferred Stock are as follows:

Voting – Series A-1 Preferred Stock has equal rights to vote on all matters submitted to a vote of the Ordinary shares (on an as-converted basis, but only up to the number of votes equal to the number of Ordinary shares into which the Preferred Shares would be convertible pursuant to the Beneficial Ownership Limitation), however, without the affirmative vote of the majority of the outstanding shares of Series A-1 Preferred Stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series A-1 Preferred Stock, authorize or create any class of stock ranking in priority as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series A-1 Preferred Stock, or (e) enter into any agreement with respect to any of the above.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series A-1 Preferred Stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $16.246 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series A-1 Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series A-1 Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of ordinary shares determined by dividing the stated value of such share of Series A-1 Preferred Stock by the conversion price, $16.246 per share. The conversion price would be reduced if the Company issues ordinary shares at a price lower than the conversion price or issues an instrument granting the holder rights to purchase ordinary shares at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series A-1 preferred stock shall automatically be converted into that number of shares of ordinary shares, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series A-1 Preferred Stock by the conversion price.

On July 26, 2021, the Company’s board authorized the establishment and designation of 276,582 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at $0.10 par value.

Terms of the Series B Preferred Stock are as follows:

Voting – Series B Preferred Stock shall have no voting rights, however, without the affirmative vote of the majority of the outstanding shares of Series B Preferred Stock, the Company cannot (a) alter or change adversely the powers, preferences or rights given to the Series B preferred stock, (b) authorize or create any class of stock ranking in priority to as to dividends, redemption or distribution of assets upon a liquidation, (c) amend its articles of incorporation or other charter documents in any manner that adversely affects any rights of the holders, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement with respect to any of the above.

Dividends – Holders of each share of Series B preferred stock shall be entitled to receive cumulative dividends until the second anniversary of the Original Issue date of July 26, 2021 at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series B preferred stock and on each conversion date in cash, or at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of preferred A-1 shares, or a combination thereof. In accordance with the Series B preferred stock terms, dividends of Series A-1 preferred stock are accrued on a quarterly basis, within additional paid in capital. A total of 7,202 shares at a value of $326,356 have been recorded in additional paid in capital as of the year ended December 31, 2023  . A total of 66,303 shares at a value of $324,495 have been accrued in additional paid in capital as of the year ended December 31, 2022. The Company stopped accruing dividends as of July 26, 2023.

Liquidation – Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, Series B Preferred Stock holders shall be entitled to receive out of the assets an amount equal to the stated value of $16.246 per share, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due (the preferred liquidation preference), for each share of Series B Preferred Stock before any distribution or payment shall be made to the holders of any Junior Securities.

Conversion – Each share of Series B Preferred Stock shall be convertible, at any time and from time to time from and after the original issue date at the option of the holder, into that number of shares of ordinary shares determined by dividing the stated value of such share of Series B Preferred Stock by the conversion price, $16.246 per share. The conversion price would be reduced if the Company issues ordinary shares at a price lower than the conversion price or issues an instrument granting the holder rights to purchase ordinary shares at a price lower than the conversion price. Upon the closing of the Going Public Transaction all outstanding shares of Series B Preferred Stock shall automatically be converted into that number of shares of ordinary shares, subject to a beneficial ownership limitation of 9.99%, determined by dividing the stated value of such share of Series B Preferred Stock by the conversion price.

Anti-Dilution Adjustment – If and whenever the Company issues or sells Ordinary shares for a consideration price that is less than the Series B Preferred Shares Conversion Price, then immediately after such Dilutive Issuance, the Conversion Price of the Series B Preferred Shares shall be reduced to equal the Discounted Per Share Ordinary Share Purchase Price and the holders are entitled to receive a number of conversion shares, but in no event shall the Conversion Price become lower than the greater of (i) $2.00 or (ii) 20% of the closing price on the Trading Day immediately prior to the Effective Date.

Deemed Dividend – On February 14, 2023, the Company executed an SPA with a current shareholder of the Company (see Note 8) which triggered the anti-dilution adjustment for Series B Preferred Shares. As such, the Company recognized a deemed dividend of $48,633 for an additional 16,486 shares in incremental share value as an adjustment to accumulated deficit and additional paid in capital for the period ended December 31, 2023.

The Company had zero shares of Series A Preferred Stock outstanding as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, the Company had 7,202 and 6,630 shares of Preferred Series A-1 Stock and 12,481 and 12,481 shares of Series B Preferred Stock outstanding, respectively.

Note 11 - Warrants

In conjunction with the Convertible Debenture and Warrant issuance on February 14, 2023, 266,667 warrants that were previously issued to Alpha on November 19, 2021 were revalued on February 14, 2023, reducing the exercise price from $45.00 per warrant share to $0.60 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $5.10 stock price, exercise price of $0.60, expected dividend rate of 0%, risk-free interest rate of 4.04% and volatility of 52.57% and remaining term of 2.9 years. These same assumptions were applied to the 880,000 warrants. The value allocated to the warrants on November 19, 2021 was $11,435 and was recorded in Additional Paid-In Capital. The fair value of the re-priced warrants on February 15, 2023 was $1,218,205, an increase of $1,206,771. The incremental value of the warrants is also recorded in Additional Paid-In Capital as of December 31, 2023 as a deemed dividend.

On June 6, 2023, an investor exercised 125,359 warrants via a cashless exercise for 121,479 ordinary shares.

On June 14, 2023, the Company filed a registration statement on Form S-1 (file number: 333-272652) with the SEC to register 266,667 ordinary shares issuable upon exercise of the purchase warrants issued to Alpha in November 2021. The registration statement on Form S-1 was deemed effective on September 29, 2023.

During the 12 months ended December 31, 2023, the Company recognized 3,015 warrants acquired during the SportsHub Acquisition. The warrants have an exercise price of $17.90 and were originally set to expire October 29, 2028.

Following is a summary of the Company’s warrant activity for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2022	400,359	$0.82	2.83
Previously issued regular warrants	(266,667)	(45.00)	0.43
Revalued regular warrants	266,667	0.60	0.43
Exercised	(125,359)	0.10	-
Issued and vested	883,015	4.15	3.15
Outstanding as of December 31, 2023	1,158,015	3.43	3.58

During the year ended December 31, 2022, there were no warrants exercised, issued or vested. The balance of outstanding warrants was 400,359 at December 31, 2022 and December 31, 2021.

Note 12 - Stock Compensation

Option awards are generally granted with an exercise price equal to the market price of the Company’s Ordinary shares at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

The Company granted 155,755 and 249,650 options for the year ended December 31, 2023 and 2022, respectively. To provide for adequate shares to issue to these employees during 2022, certain executives forfeited an aggregate 114,000 options, 36,000 of which were vested. As a result, 78,000 options are deemed to have been forfeited and 36,000 options are deemed to have expired. In accordance with the provisions of ASC 718, all unrecognized stock compensation associated with these forfeited or expired options must be expensed immediately and resulted in the recognition of $1,655,506 in the second quarter of 2022 which would have otherwise been recognized over approximately the next 18 months. The Company recognized stock compensation expense of $634,367 and $2,486,152 for the years ended December 31, 2023 and 2022, respectively, of which $372,994 and $548,459 of expense are recorded in discontinued operations.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. Subsequent to the MTS Merger, option grants made under the SharpLink Inc. 2021 Plan utilized the publicly traded stock price of the Company on the day of the option award. All option grants made under the SharpLink, Inc. 2020 Stock Incentive Plan were prior to the MTS Merger. The underlying SharpLink, Inc. stock under that plan was not publicly traded but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions. All option grants made under the SportsHub Games Network Inc. 2018 Incentive Plan were prior to the SportsHub Acquisition. The underlying SportsHub stock under that plan was not publicly traded but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	December 31, 2023	December 31, 2022
Expected volatility	53.5-116.6%	51.1-53.7%
Expected dividends	0.0%	0.0%
Expected term (years)	5.7	5.5-6.0
Risk-free rate	3.4 – 4.3%	1.44-4.24%
Fair value of Ordinary Shares on grant date	$1.70 – $4.03	$0.31 - $1.33

The summary of activity under the plans as of December 31, 2023 and 2022, and change during the 12 months ended December 31, 2023 and 2022 is as follows:

		Weighted	Weighted average
		average	remaining	Aggregate
Options	Shares	exercise price	contractual term	intrinsic value
Outstanding as of December 31, 2022	288,914	$11.40		$7,750
Granted	155,755	$4.46
Exercised	-	$-
Acquired[1]	14,552	$14.16
Forfeited	(42,989)	$6.99
Expired	(1,413)	$8.84
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Exercisable as of December 31, 2023	660,594	$10.59	6.9	$3,750

[1]	During the 12 months ended December 31, 2023, the Company recognized 14,552 options that were acquired during the SportsHub Acquisition. The options have an exercise price of $14.16 and expire December 21, 2032. The options were fully vested upon the completion of the SportsHub acquisition.

Options	Shares	Weighted average exercise price	Weighted average grant date fair value	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2021 [1]	178,357	$49.60	$-	-	$830,250
Granted [2]	249,650	$10.00	$5.20	-	$-
Exercised	-	$-	$-	-	$-
Forfeited	(100,779)	$54.60	$25.60	-	$-
Expired	(38,315)	$63.70	$-	-	$-

Outstanding as of December 31, 2022	288,914	$11.40	$-	9.3	$7,750
Exercisable as of December 31, 2022	86,673	$14.60	$-	8.7	$7,750

[1]	Equity structure was adjusted for all periods presented using the exchange ratio, 1.3352, established in the Go-Public Merger Agreement with Mer Telemanagement Solutions Ltd. to reflect the number of shares of SharpLink, Inc. (the accounting acquiree) issued in the reverse acquisition.

Unamortized stock compensation expense of $630,473 and $1,009,269 as of December 31, 2023 and 2022 will be amortized through 2026 for 166,544 of unvested options and has a weighted average recognition period of three years.

Note 13 - Operating Segments

The Company has two reportable operating segments: Affiliate Marketing Services – United States and Affiliate Marketing Services – International.

The Affiliate Marketing Services – United States segment operates a performance marketing platform which owns and operates state-specific web domains designed to attract, acquire and drive local sports betting and casino traffic directly to the Company’s sportsbook and casino partners which are licensed to operate in each respective state. The Company earns a commission from sportsbooks and casino operators on new depositors directed to them via our proprietary D2P websites in America. In addition, this segment provides sports betting data (e.g., betting lines) to sports media publishers in exchange for a fixed fee.

The Affiliate Marketing Services – International segment is a global affiliate marketing network, focused on delivering quality traffic and player acquisitions, retention and conversions to global casino gaming partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them.

Any intercompany revenues or expenses are eliminated in consolidation.

A measure of segment assets and liabilities has not currently been provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial information for the Company’s reportable segments for the 12-month periods ended December 31, 2023 and 2022 are shown below:

For the year ended December 31, 2023:

	Affiliate Marketing Services -- International	Affiliate Marketing Services -- US	Total
Revenue	$4,198,279	$754,446	$4,952,725
Cost of revenues	2,890,460	529,602	3,420,062
Operating loss	(8,169,390)	(723,812)	(8,893,202)
Net income (loss) after taxes	$(10,182,525)	$(1,066,073)	$(11,248,598)

For the year ended December 31, 2022:

	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
Revenue	$3,427,698	$62,250	$3,489,948
Cost of revenues	2,127,555	46,280	2,173,835
Operating loss	(14,133,416)	(149,422)	(14,282,838)
Net income (loss) after taxes	$(13,951,510)	$(144,136)	$(14,095,646)

Summarized revenues by country in which the Company operated for the years ended December 31, 2023 and 2022 are shown below:

For the year ended December 31, 2023:

	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
United States	$-	$754,446	$754,446
Rest of the World	4,198,279	-	4,198,279
Revenue	$4,198,279	$754,446	$4,952,725

For the year ended December 31, 2022:

	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
United States	$-	$62,250	$62,250
Rest of the World	3,427,698	-	3,427,698
Revenue	$3,427,698	$62,250	$3,489,948

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services – International segment derive a significant portion of their revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	December 31, 2023	December 31, 2022

Customer A	38%	70%
Customer B	35%	165%

Note 14 - Revenue Recognition

For the year ended December 31, 2023 and 2022, the Company has recognized its revenue at a point in time. The Company combines its revenue into the following categories:

For the year ended December 31, 2023	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
Services and other	4,198,279	754,446	4,952,725
Total	4,198,279	754,446	4,952,725

For the year ended December 31, 2022	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
Services and other	3,427,698	62,250	3,489,948
Total	$3,427,698	$62,250	$3,489,948

The Company’s assets and liabilities related to its contracts with customers were as follows:

	December 31, 2023	December 31, 2022

Accounts receivable	$415,119	$440,873
Unbilled revenue	12,000	12,000

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract advanced billings on the Company’s consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s products and services, and not to facilitate financing arrangements.

Two customers had amounts due to the Company of $210,604 and $352,873 for December 31, 2023 and 2022, respectively.

Note 15 -- Income Taxes

Deferred tax assets and liabilities as of December 31, 2023 and 2022 consisted of the following:

	2023	2022
Deferred tax assets
Net operating losses	$5,786,541	$3,855,779
Research and development tax credit	30,429	30,429
Nonqualified stock options	76,059	66,209
Equipment	1,402	601
Goodwill	590,235	269,101
Section 174 Capitalizations	70,437	-
Intangible Assets	1,043,615	840,034
Accrued expended and other	103,947	78,560

Gross deferred tax assets	7,702,665	5,140,713
Valuation allowance	(7,709,820)	(5,146,919)
Net deferred tax assets	$(7,155)	$(6,206)

As of December 31, 2023, the Company maintained a valuation allowance against certain deferred tax assets to reduce the total to an amount management believed was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

As of December 31, 2023, the Company has a federal tax net operating loss carryforward of $25,376,067, which will be available to offset future taxable income indefinitely. The Company has net operating loss carryforwards in various states. The net tax effected value of those state net operating loss carryforwards is $457,567. The state net operating loss carryforwards will begin to expire in 2035 and are available to offset future taxable income or reduce taxes payable through 2040. The Company also has net operating loss carryforwards in foreign jurisdictions of approximately $29,000,000 that are reported in discontinued operations. The Company’s ability to utilize these net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

The foreign net operating losses related to operations in Israel and Hong Kong can be carried forward indefinitely. The Company has US federal and state research and development tax credits of $30,429 as of December 31, 2023, that will be available to offset future tax liabilities. Research and development tax credits will begin to expire in 2029.

The Company completed a Section 382 study for the availability of SharpLink, Inc.’s Net Operating Loss (“NOL”) carryforward back to inception in 2019. Various ownership changes were considered in this analysis through December 31, 2023 and determined only one change resulted in a greater than 50% ownership change, on July 27, 2021. The amount of SharpLink, Inc.’s NOL carryforward subject to Section 382 limitations is $5.9 million. The resulting annual base limitation on the carryforwards utilization is $1.4M, this limitation does not include potential net unrealized built in gain or loss from IRC Section 382(h) and Notice 2003-65. The Company anticipates the amount of NOL carryforward available to offset the 2024 Q1 gain is $4.9 million, without regards to potential net unrealized built in gain or loss from IRC Section 382(h) and Notice 2003-65, that adjustment is anticipated to increase the available NOL. The rest of the NOL carryforward limited by Section 382 is carried forward indefinitely. The availability of historic SHGN NOLs were not part of the analysis since the NOL carryforwards reported in disc ops are expected to remain with SHGN as part of the future transaction.

The provision for (benefit from) income taxes charged to income for the years ended December 31, 2023 and 2022 consist of the following:

	2023	2022
US current tax expense	$15,708	$(12,955)
Foreign current tax expense	—	—
Provision for income tax expenses (benefit)	$15,708	$(12,955)

A reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	2023		2022
Income tax benefit at federal statutory rate	$(2,358,907)	21.0%	$(2,908,680)	21.0%
State and local income taxes net of federal tax benefit	(141,084)	0.5%	(59,374)	0.5%
Meals and entertainment, non-deductible expenses and tax-exempt income	21,510	-0.1%	25,826	-0.1%
Incentive stock option expense	69,214	-0.1%	52,306	-0.1%
Nondeductible goodwill impairment	—	-8.2%	—	0.0%
Nondeductible Debt Expenses	417,696	-8.8%	—	0.0%
NQO Cancelations	6,690	0.0%	499,435	0.0%
Financial Statement True Up	2,866	0.0%	—	0.0%
Misc Other Adjustments	43,145	0.0%	—	0.0%
Change in valuation allowance	1,954,578	-4.3%	2,377,532	-4.3%
Provision for income tax expenses (benefit)	$15,708	-0.0%	$(12,955)	0.0%

The Company has not provided any additional U.S. federal or state income taxes or foreign withholding taxes on the undistributed foreign earnings or basis differences as such differences have been considered indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

The Company files income tax returns in the U.S. federal jurisdiction, Minnesota, and various other states. The Company is not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2018. The Company also files in Israel, Hong Kong and other foreign jurisdictions. The Company is not subject to audit in periods prior to 2018 in Israel and 2016, in Hong Kong The other foreign jurisdictions have various tax examination periods. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgements about future events, the Company does not currently have any uncertain tax positions or anticipate significant changes in its uncertain tax positions over the next 12 months.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income tax expense. During the years ended December 31, 2023 and 2022, the Company did not recognize material income tax expense related to interest and penalties. The Company’s uncertain tax position balance from continuing operations was $0 at December 31, 2023.

Note 16 – Acquisitions

SportsHub Games Network, Inc. (“SportsHub”)

Description of the Transaction

On December 22, 2022 (the “Close Date”), SharpLink, through its wholly owned subsidiary, SHGN Acquisition Corp (“Acquirer” or the “Merger Subsidiary”) acquired all of the outstanding capital stock of SportsHub, via an Agreement and Plan of Merger, dated as of September 6, 2022 (“Merger Agreement”). In accordance with the terms of the Equity Purchase Agreement between the Acquirer, the Acquiree and an individual acting as the SportsHub stockholders’ representative (“the Stockholder Representative”):

●	SharpLink issued an aggregate of 431,926 Ordinary Shares to the equity holders of SportsHub, on a fully diluted basis, including 377,985 Ordinary Shares actually issued on December 22, 2022 and an additional aggregate of 53,941 shares being held in escrow as well as shares held in escrow for indemnifiable losses and for the reimbursement of expenses incurred by the Stockholder Representative in performing his duties pursuant to the SportsHub Merger Agreement. An additional aggregate of 40,585 Ordinary Shares were reserved for future issuance, including 23,714 Ordinary Shares reserved for SportsHub shareholders who had yet to provide the applicable documentation required in connection with the SportsHub Acquisition and were issued in June 2023 when the documentation was available. 13,975 ordinary shares underlying the options and 2,896 Ordinary Shares underlying the warrants remain unissued until the options and/or warrants are exercised.

●	SportsHub has merged with and into the Merger Subsidiary, with the Merger Subsidiary remaining as the surviving corporation and wholly owned subsidiary of SharpLink.

●	SportsHub, which owned 889,380 Ordinary Shares of SharpLink prior to the merger, distributed those shares to SportsHub’s stockholders immediately prior to the consummation of the Merger. These shares were not part of the purchase consideration.

●	SharpLink assumed $5,387,850 of SportsHub’s debt as purchase consideration.

Identification of Accounting Acquirer

The transaction was accomplished through a direct acquisition, whereby SHGN Acquisition Corp effectively acquired all of the outstanding capital stock of SportsHub, as a result of which SHGN Acquisition Corp obtained control over SportsHub. Therefore, SHGN Acquisition Corp has been determined to be the acquirer in the transaction, and SportsHub the acquiree.

Determining the Acquisition Date

The Acquirer obtained control of Acquiree following the exchange of consideration on December 22, 2022. Thus, the closing date of December 22, 2022 was the acquisition date.

Purchase Price

The purchase price is based on SharpLink’s closing share price of $2.90 on December 22, 2022 and 472,513 of Ordinary Shares as well as the fair value of Seller’s term loan of $1,267,199 and line of credit of $4,120,651. The following table represents the purchase consideration paid in the SportsHub Acquisition:

Description	Amount
Fair Value of Equity Consideration	$1,370,287
Fair Value of Seller Platinum Line of Credit and Loan	5,387,850
Total Purchase Price	$6,758,137

Purchase Price Allocation

The SportsHub Acquisition assets and liabilities were measured at fair values as of December 22, 2022, primarily based on the valuation determined by an independent valuation, which were based on income-based method and relief from royalty method. Estimates of fair value represent management’s best estimate of assumptions about future events and uncertainties, including significant judgments related to future cash flows, discount rates, competitive trends, margin and revenue growth assumptions, including royalty rates and customer attrition rates and others. Inputs used were generally obtained from historical data supplemented by current and anticipated market conditions and growth rates expected as of the acquisition date.

The fair value of the assets acquired and liabilities assumed as of December 22, 2022 were as follows:

Assets:
Cash	$38,255,266
Restricted cash	10,604,004
Accounts receivable	186,712
Prepaid expenses and other current assets	1,916,932
Equipment	11,953
Other long-term assets	95,793
Intangible assets	2,390,000
Total Assets	$53,460,660

Liabilities:
Accrued expenses	$284,345
Deferred tax liabilities	48,775
Deferred revenue	3,574,285
Other current liabilities	47,657,117
Other long-term liabilities	106,705
Total liabilities	$51,671,227

Net assets acquired, excluding goodwill	$1,789,433

Goodwill	4,968,703

Purchase consideration for accounting acquiree	$6,758,137

The fair value, as determined by assumptions that market participants would use in pricing the assets, and weighted average useful life of the identifiable intangible assets are as follows:

	Fair Value	Weighted Average Useful Life (Years)
Customer relationships	$1,550,000	5
Trade names	640,000	6
Acquired technology	200,000	5
	$2,390,000

The excess of consideration for the acquisition over the fair value of net assets acquired was recorded as goodwill and derived from the market price of the shares at the time of the SportsHub Acquisition. The goodwill created in the acquisition is not deductible for tax purposes.

Transaction Costs

SharpLink’s transaction costs incurred in connection with the SportsHub Acquisition were $83,866 for the year ended December 31, 2022. These costs were primarily comprised of professional fees, recorded in selling, general and administrative expenses in the consolidated statement of operations. The transaction costs are not expected to be deductible for tax purposes.

Results of the SportsHub Subsequent to the Acquisition

The SportsHub Acquisition generated revenues and net income of $951,194 and $42,908 respectively, which includes the impact of purchase accounting adjustments. These results are included in the consolidated statements of operations for the period from December 22, 2022 through December 31, 2022, which is reflected in net loss from discontinued operations. The financial results of the SportsHub Acquisition have been included in the Company’s SportsHub segment from the date of acquisition. See Note 3.

Note 17 – Related Party Transactions

Brown and Brown

The Company uses Brown & Brown (“Brown”), which acquired Hays Companies, as an insurance broker. Brown is considered a related party as an executive of Brown served on the Board of Directors of SharpLink Israel. The Company paid $921,565 and $1,198,710 for the years ending December 31, 2023 and 2022, respectively for insurance coverage brokered by Brown. SharpLink Israel’s former director earned no commissions for the placement of these policies.

The Company leases office space in Canton, Connecticut from CJEM, LLC (CJEM), which is owned by an executive of the Company. The Company paid rent expense of $38,400 in years ending December 31, 2023 and 2022. See Note 3.

Note 18 – Subsequent Events

The Company performed an evaluation of subsequent events for potential recognition and disclosure past the date of the financial statements’ issuance.

Equity Sale of Sports Gaming Client Services and SportsHub Gaming Network Businesses

On January 18, 2024, SharpLink Gaming Ltd. (“SharpLink,” the “Company” or “Parent Seller”), an Israeli limited liability company, and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN Acquisition Corp. (“SHGN,” and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owns all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplates the sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network to the Buyer, by selling all of the issued and outstanding shares of common stock or membership interests of the Targets and the Acquired Subsidiaries (as defined below) for $22,500,000 in an all cash transaction (the “Equity Sale”).

Retirement of Debt

Platinum Bank Term Loans and Lines of Credit

In connection with the closing of the Equity Sale, on January 18, 2024 SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625 and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet.

Redemption of Debenture and Settlement of Event of Default

On January 19, 2023, SharpLink and Alpha entered into a Settlement Agreement whereby Alpha agreed to waive (i) the event of default under Section 8(a)(vi) of the Debenture and Section 3(e)(ii) of the 2023 Warrant in connection with the Equity Sale; and (ii) payment of the Mandatory Default Amount; and the parties agreed that the Company will pay 110% of the outstanding principal amount of the Debenture, plus accrued and unpaid interest, in the aggregate total amount of $4,484,230 (the “Debenture Redemption Amount”). On January 19, 2024, the Company paid Alpha the Debenture Redemption Amount. As a result, the Company’s obligations under the Debenture have been satisfied.

Pursuant to Section 5(1) of the 2023 Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Equity Sale, the 2023 Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The Parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a “fundamental transaction” as defined in the 2023 Warrant. The Parties further agree in the Settlement Agreement to fix the Black Scholes value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii)a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance is valued at $260,111 and shall be subject to the repurchase terms set forth in the Settlement Agreement.

Executive Employment Agreements

On February 16, 2024, the Board approved and adopted the Company’s 2024 Executive Compensation Plan, which describes SharpLink’s compensation philosophy and policies as applicable to the named executive officers for 2024, and explains the structure and rationale associated with each material element of the executives’ compensation. In accordance with the 2024 Executive Compensation Plan, on February 16, 2024, the Board approved, and the Company entered into, executive employment agreements with Rob Phythian, its Chairman and Chief Executive Officer, and with Robert DeLucia, its Chief Financial Officer, effective as of February 14, 2024.

Phythian Employment Agreement

Mr. Phythian’s employment agreement (the “Phythian Agreement”) provides for an annual base salary of $285,000 (“Phythian Base Salary”) and an annual performance-based cash bonus up to 42.5% of the annual base salary, as determined and approved by the Compensation Committee. In addition, the Company shall directly pay or reimburse Mr. Phythian up to $10,000 annually for the following: i) premiums of a term life insurance policy and ii) if elected, executive health exams not covered by the Company’s prevailing benefits plan. In addition, the Company shall directly pay or reimburse Mr. Phythian up to $12,000 annually for payment of country club annual dues. Mr. Phythian was also granted 100,000 RSUs pursuant to the Plan, which shall vest in equal increments on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Mr. Phythian shall be eligible to be granted additional equity awards in accordance with the Company’s policies, as in effect from time to time, as recommended and approved by the Compensation Committee. The Phythian Agreement is for an initial term of two years (“Phythian Initial Term”), subject to earlier termination, and will be automatically extended for successive one-year periods unless either party gives written notice of termination at least 120 days in advance of the expiration of the Phythian Initial Term or the then-current term, as applicable.

The Phythian Agreement provides that if Mr. Phythian is terminated by the Company without cause or if he terminates his employment for good reason, he will be entitled to: i) continuation of the Phythian Base Salary at the rate in effect immediately prior to the termination date for 12 months following the termination date paid accordance with the Company’s normal payroll practices, but no less frequently than monthly; and ii) if Mr. Phythian elects to continue group health coverage under any Company group health plan pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”), the Company shall reimburse Mr. Phythian for a portion of his COBRA premiums, such that his unreimbursed cost of COBRA premiums does not exceed the cost to Mr. Phythian of such health plan premiums immediately prior to termination, for a period of up to one year after his termination (or until he is no longer eligible for COBRA continuation, if earlier). In addition, Mr. Phythian shall be entitled to severance, payable in a lump sum equal to 100% of the Phythian Base Salary. If employment is terminated by the Company for cause or by Mr. Phythian for other than good reason, Mr. Phythian will be entitled only to the accrued salary and bonus obligations through the date of termination.

DeLucia Employment Agreement

Mr. DeLucia’s employment agreement (the “DeLucia Agreement”) provides for an annual base salary of $230,000 (“DeLucia Base Salary”) and an annual performance-based cash bonus up to 40% of his annual base salary, as determined and approved by the Compensation Committee. In addition, the Company shall directly pay or reimburse Mr. DeLucia up to $10,000 annually for the following: i) for the premiums of a term life insurance policy and, ii) if elected, executive health exams not covered by the Company’s prevailing benefits plan. In addition, Mr. DeLucia was granted 80,000 RSUs pursuant to the Plan, which shall vest in equal increments on March 31, 2024, June 30, 2024, September 30, 2024 and December 31, 2024. Mr. DeLucia shall be eligible to be granted additional equity awards in accordance with the Company’s policies, as in effect from time to time, as recommended and approved by the Compensation Committee. The DeLucia Agreement is for an initial term of two years (“DeLucia Initial Term”), subject to earlier termination, and will be automatically extended for successive one-year periods unless either party gives written notice of termination at least 120 days in advance of the expiration of the DeLucia Initial Term or the then-current term, as applicable.

The DeLucia Agreement provides that if Mr. DeLucia is terminated by the Company without cause or if he terminates his employment for good reason, he will be entitled to: i) continuation of the DeLucia Base Salary at the rate in effect immediately prior to the termination date for 12 months following the termination date paid accordance with the Company’s normal payroll practices, but no less frequently than monthly; and ii) if Mr. DeLucia elects to continue group health coverage under any Company group health plan pursuant to the COBRA, the Company shall reimburse Mr. DeLucia for a portion of his COBRA premiums, such that his unreimbursed cost of COBRA premiums does not exceed the cost to Mr. DeLucia of such health plan premiums immediately prior to termination, for a period of up to one year after his termination (or until he is no longer eligible for COBRA continuation, if earlier). In addition, Mr. DeLucia shall be entitled to severance, payable in a lump sum equal to 100% of the DeLucia Base Salary. If employment is terminated by the Company for cause or by Mr. DeLucia for other than good reason, the executive will be entitled only to the accrued salary and bonus obligations through the date of termination.

Regaining Compliance with Nasdaq Continued Listing Standards

On May 23, 2023, the Listing Qualifications staff (the “Staff”) of The Nasdaq Stock Market, LLC (“Nasdaq”) had notified SharpLink that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Rule”); however, on August 9, 2023, the Staff granted the Company’s request for an extension until November 20, 2023 to comply with this requirement. On November 21, 2023, the Company received a delist determination letter from the Staff advising the Company that the Staff had determined that SharpLink did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K on or before the November 20, 2023 deadline previously required by the Staff, evidencing compliance with the Rule.

As reported on a Form 8-K filed with the SEC on December 12, 2023, SharpLink submitted a hearing request with the Nasdaq Hearings Panel (the “Panel”) on November 28, 2023, relating to the Staff’s determination to delist the Company’s securities from Nasdaq due to the Company’s failure to meet the minimum $2.5 million shareholders’ equity requirement for continued listing as defined by the Rule. On November 28, 2023, the Company was notified by Nasdaq that an oral hearing (the “Hearing”) had been scheduled for February 20, 2024; and, the delisting action referenced in the Staff’s determination letter, dated November 21, 2023, had been stayed, pending a final determination by the Panel.

On January 24 2024, SharpLink filed a Current Report on Form 8-K with the SEC, disclosing details of the sale of its Equity Sale. The Company further disclosed that it used a portion of the proceeds from the Equity Sale to retire approximately $19.4   million, in aggregate, in outstanding debt obligations, thereby significantly strengthening its balance sheet. As a result of the Equity Sale, the Company’s total stockholders’ equity now exceeds $2.5 million as of the date of the above referenced Form 8-K filing. As a result of the Equity Sale, the Company believes that it has regained compliance with all applicable continued listing requirements and has requested that the Staff determine whether the Hearing should be cancelled.

On February 7, 2024, SharpLink received formal notification from Nasdaq that the Company’s previously announced deficiency under the Rule has been cured, and the Company has regained compliance with all applicable continued listing standards. Therefore, the Hearing before the Nasdaq Hearings Panel, originally scheduled for February 20, 2024, has been cancelled. SharpLink’s Common Stock continues to be listed and traded on Nasdaq.

Domestication Merger of SharpLink Israel and SharpLink US

On February 13, 2024, SharpLink Israel completed the previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”) and SharpLink Gaming, Inc. (“SharpLink US”). The Domestication Merger was achieved through a merger of SharpLink Merger Sub with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. The Domestication Merger Agreement was filed with the SEC on October 25, 2023 as Annex A to the Definitive Proxy Statement on Schedule 14A of SharpLink Israel (the “Proxy Statement”).

Prior to the Domestication Merger, ordinary shares of SharpLink Israel, par value NIS 0.60 per share, were registered pursuant to Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and listed on the Nasdaq Capital Market under the symbol “SBET.” As a result of the Domestication Merger, all SharpLink Israel ordinary shares outstanding immediately prior to the Domestication Merger will automatically convert, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of SharpLink US common stock, par value $0.0001 per share (“Common Stock”) and all preferred shares, options, and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger will be converted into or exchanged for equivalent securities of SharpLink US on a one-for-one basis.

As of the close of business on February 12, 2024, SharpLink Israel had 3,130,401 ordinary shares issued and outstanding. In connection with the Domestication Merger, SharpLink Israel obtained a tax ruling from the Israel Tax Authorities exempting shareholders who are part of the “interested public” (as such term is defined in the ruling) from tax withholding under Israeli law in connection with the exchanges of shares. For more information concerning the tax ruling and the Israeli tax treatment of shareholders that are not covered by the tax ruling, see the Current Report on Form 8-K filed by SharpLink Israel with the SEC on February 2, 2024.

SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the symbol “SBET,” the same symbol under which the ordinary shares of SharpLink Israel previously traded, on February 14, 2024. The new CUSIP number for SharpLink US’s Common Stock is 820014108.

