Form 10-Q
period 2024-03-31
SharpLink Gaming, Inc.
filed 2024-05-17
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41962

SHARPLINK GAMING, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4752260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Washington Avenue North, Suite 104 Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 293-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	SBET	The Nasdaq Capital Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 17, 2024, there were 3,361,608 shares of Common Stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARPLINK GAMING, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	December 31, 2023
Assets
Current Assets
Cash	$4,013,838	$2,487,481
Accounts receivable, net of allowance for credit losses of $0	364,009	415,119
Unbilled receivables	-	12,000
Prepaid expenses and other current assets	656,648	383,295
Current assets from discontinued operations	337,060	67,805,379
Total current assets	5,371,555	71,103,274

Equipment, net	8,309	8,792
Intangible assets, net	16,881	168,112
Total assets	$5,396,745	$71,280,178

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$919,890	$1,463,699
Due to RSports	56,117	-
Warrant liability	170,636	-
Line of credit	-	6,345,978
Current portion of long-term debt	-	645,571
Current portion of convertible debenture, net of discount of $0 and $283,335, respectively, warrant discount of $0 and $831,746, respectively, accrued interest of $0 and $299,648, respectively	-	4,395,753
Current liabilities from discontinued operations	1,397,822	66,396,883
Total current liabilities	2,544,465	79,247,884

Long-Term Liabilities
Deferred tax liability	-	7,155
Debt, less current portion	-	1,424,908
Total liabilities	2,544,465	80,679,947

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 7,202; liquidation preference: $116,997	1	1,440
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 12,481; liquidation preference: $529,122	1	2,496
Common stock, $0.001 par value; authorized shares 100,000,000; issued and outstanding shares: 3,361,608 and 2,863,734, respectively	336	572,770
Treasury stock, 90 common shares at cost	(29,000)	(29,000)
Additional paid-in capital	78,439,164	77,909,981
Accumulated deficit	(75,558,222)	(87,857,456)
Total stockholders’ equity (deficit)	2,852,280	(9,399,769)
Total liabilities and stockholders’ equity	$5,396,745	$71,280,178

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2024	2023
Revenues	$975,946	$1,232,761
Cost of revenues	688,734	842,682
Gross profit	287,212	390,079

Operating expenses
Selling, general, and administrative expenses	1,972,075	2,045,334
Operating loss	(1,684,863)	(1,655,255)

Other income and expense
Interest income	16,097	5,813
Interest expense	(324,194)	(223,870)

Change in fair value of convertible debenture and warrant liabilities	237,823	(255,229)
Total other income (expense)	(70,274)	(473,286)

Net loss before income taxes	(1,755,137)	(2,128,541)
Income tax (expense)	(5,674)	(28,642)
Net loss from continuing operations	(1,760,811)	(2,157,183)
Net income (loss) from discontinued operations, net of tax	14,111,167	(666,563)
Net income (loss)	$12,350,356	$(2,823,746)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to common stockholders	$(1,805,430)	$(2,158,132)

Net income (loss) from discontinued operations available to common stockholders	14,111,167	(666,563)
	12,305,737	(2,824,695)

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	3,109,670	2,813,900
Diluted weighted average shares for discontinued operations	3,581,730	2,813,900
Net earnings (loss) per share:
Net loss from continuing operations per share - basic	$(0.58)	$(0.77)
Net income (loss) from discontinued operations per share – basic	4.54	(0.24)
Net income (loss) per share - basic	$3.96	$(1.01)
Net loss from continuing operations per share - diluted	$(0.58)	$(0.77)
Net income (loss) from discontinued operations per share – diluted	3.94	(0.24)
Net income (loss) per share - diluted	$3.36	$(1.01)

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	Ordinary Shares		Series A-1 preferred stock		Series B preferred stock		Additional Paid-In	Treasury	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity
Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517

Net loss	-	-	-	-	-	-	-	-	(2,823,746)	(2,823,746)
Warrants issued in conjunction with the convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Stock-based compensation expense	-	-	-	-	-	-	152,034	-	-	152,034
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, March 31, 2023	2,688,541	$537,731	6,880	$1,326	12,481	$2,496	$77,365,818	$(29,000)	$(76,389,387)	$1,489,034
Balance, December 31, 2023	2,863,734	572,770	7,202	$1,440	12,481	$2,496	$77,909,981	$(29,000)	$(87,857,456)	$(9,399,769)
Net income	-	-	-	-	-	-	-	-	12,350,356	12,350,356
Domestication equity adjustment – Note 1	-	(572,476)	-	(1,439)	-	(2,495)	576,410	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	42,152	-	-	42,152
Stock issued for vested restricted stock	75,000	-	-	-	-	-	108,000	-	-	108,000
Issuance of common stock for exchange of warrants	266,667	27	-	-	-	-	159,973	-	-	160,000
Warrant settlement agreement – Note 8	-	-	-	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for exercise of warrants – Note 8	156,207	15	-	-	-	-	210,879	-	(6,503)	204,391
Warrant exchange agreement – deemed dividend – Note 8							44,619		(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants– Note 8	-	-	-	-	-	-	287,150	-	-	287,150
Balance, March 31, 2024	3,361,608	$336	7,202	$1	12,481	$1	$78,439,164	$(29,000)	$(75,558,222)	$2,852,280

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Includes cash flow activities from both continuing and discontinued operations	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	12,350,356	(2,823,746)
Net income (loss) from discontinued operations, net of tax	14,111,167	(666,563)
Net loss from continuing operations	$(1,760,811)	(2,157,183)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,433	54,368
Amortization of loan costs	-	1,961
Amortization of debt discount	71,781	65,592
Amortization of prepaid stock issued for services	-	43,000
Change in fair value	(237,823)	255,229
Deferred tax expense	(7,155)	(68,431)
Stock-based compensation expense	30,110	95,842
Changes in assets and liabilities
Accounts receivable	63,110	(14,866)
Unbilled receivables	-	493
Prepaid expenses and other current assets	(131,822)	(154,121)
Accounts payable and accrued expenses	(879,466)	(671,109)
Net cash provided by (used in) operating activities – continuing operations	(2,848,643)	(2,549,225)
Net cash used in operating activities - discontinued operations	(16,446,314)	(12,418,545)
Net cash used in operating activities	(19,294,957)	(14,967,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(1,719)	(1,833)
Capital expenditures for internally developed software	-	(121,727)
Proceeds from sale of intellectual property	-	-
Net cash used in investing activities – continuing operations	(1,719)	(123,560)
Net cash used in investing activities - discontinued operations	(18,707,834)	(117,567)
Net cash used for investing activities	(18,709,553)	(241,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	-	4,000,000
Proceeds from line of credit	550,000	-
Repayment of convertible debenture	(4,148,571)	-
Repayment of line of credit	(6,900,000)	-
Payments on long-term debt	(2,070,479)	(160,542)
Proceeds from exercise of warrants	160,000	-
Net cash generated by (used in) financing activities – continuing operations	(12,409,050)	3,839,458
Net cash generated by financing activities - discontinued operations	(5,835,352)	402,429
Net cash generated by (used in) financing activities	(18,244,402)	4,241,887

Net change in cash	(56,248,912)	(10,967,010)

Cash and restricted cash, beginning of period including discontinued operations	60,441,130	51,083,486
Cash and restricted cash, end of period including discontinued operations	4,192,218	40,116,476
Less cash from discontinued operations	(178,380)	(37,983,464)
Cash and restricted cash, end of period	$4,013,838	$2,133,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	485,531	109,165
Cash paid for taxes	86,320	19,916

NON-CASH FINANCING ACTIVITIES:
Settlement agreement, liability issued for warrants	(900,000)	-
Issuance of common stock in exchange of warrants	210,879	-
Issuance of common stock for vested RSUs	108,000	-
Deemed Dividend	44,619	-
Warrant exchange agreement, issuance of pre-funded warrants	287,150	-
Discount on convertible debenture and purchase warrant	-	1,574,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	949

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming, Inc. (the “Company,” “SharpLink,” “we” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2024 and December 31, 2023, as well as its results of operations and cash flows for the three months ended March 31, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

Prior to the sale of SharpLink’s Sports Gaming Client Services and SportsHub Gaming Network (“SHGN”) business units in January 2024 to RSports Interactive, Inc. (“RSports”), a Minnesota corporation, (the “Sale of Business”), the SHGN unit owned and operated an online gaming business that primarily facilitated daily and seasonal peer-to-peer fantasy contests for its end users. The SHGN business unit also operated a website that provided a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts. SharpLink’s Sports Gaming Client Services game development business was engaged in the provision of fantasy and free-to-play sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others.

On January 18, 2024, the Company entered into a Purchase Agreement (the “PA”) with RSports to sell the Company’s Sports Gaming Client Services and SHGN business units. See Note 3 for further information regarding the sale of Sports Gaming Client Services and SHGN business units.

On February 13, 2024, SharpLink Gaming Ltd. (“SharpLink Israel” and former parent company) completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink Gaming, Inc. (“Domestication Merger Sub”) and SharpLink Gaming, Inc. (“SharpLink US”). The Domestication Merger was achieved through a merger of Domestication Merger Sub Ltd. with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024.

As a result of the Domestication Merger, all SharpLink Israel ordinary shares outstanding immediately prior to the Domestication Merger automatically converted, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of SharpLink US common stock, par value $0.0001 per share (“Common Stock”) and all preferred shares, options and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger converted into or exchanged for equivalent securities of SharpLink US on a one-for-one basis.

The following represents the change in the par value based on the outstanding ordinary and preferred shares to common and preferred stock after the redomestication on February 13, 2024:

Ordinary Shares
Par value for ordinary shares at $0.20 as reported at February 13, 2024	$572,770
Par value for common stock at $0.0001 at February 13, 2024	294
Net change in par value — will be reflected in additional paid-in capital	$572,476

Preferred Shares
Par value for Series A-1 preferred stock at $0.20 par value as reported at February 13, 2024	$1,440
Par value for Series A-1 preferred stock at $0.0001 par value as reported at February 13, 2024	1
Net change in par value — will be reflected in additional paid-in capital	$1,439

Par value for Series B preferred stock at $0.20 par value as reported at February 13, 2024	2,496
Par value for Series B preferred stock at $0.0001 par value at February 13, 2024	1
Net change in par value — will be reflected in additional paid-in capital	$2,495

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of SharpLink Gaming, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

We operate in two reportable segments. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), as well as our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 4.

Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income and expenses within the consolidated statements of operations.

Reverse Share Split

On April 23, 2023, the Company effected a one-for-ten (1:10) reverse share split of all the Company’s share capital and adopted amendments to its Memorandum of Association and Second Amended and Restated Articles of Association (“M&AA”), whereby the Company (i) decreased the number of issued and outstanding ordinary shares, nominal value NIS 0.60 per share, from 26,881,244 to 2,688,541; (ii) reduced the total number of the Company’s authorized shares under its M&AA from 92,900,000 shares of ordinary shares, nominal value NIS 0.06 (USD 0.02) per share, to 9,290,000 shares of ordinary shares, nominal value NIS 0.60 (USD 0.20) per share; and (ii) decreased by a ratio of one-for-ten (1:10) the number of retrospectively issued and outstanding shares of ordinary shares. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Discontinued Operations

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell Israel-based Mer Telemanagement Solutions Ltd. (“MTS” or “Enterprise TEM”). The Company completed the sale of MTS on December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of March 31, 2024 and December 31, 2023. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

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

On January 18, 2024, the Company entered into a PA with RSports to sell the Company’s Sports Gaming Client Services and SHGN business units to RSports. All of the membership interests of Sports Technologies, LLC, a Minnesota limited liability company, Holdings Quinn, LLC, a Delaware limited liability company and SHGN who owns all of the issued membership interests in SportsHub Reserve, LLC, (“SHReserve”), a Minnesota limited liability company; SportsHub PA, LLC, (“SHPA”), a Pennsylvania limited liability company, and SportsHub Holdings, LLC, (“SHHoldings”), a Minnesota limited liability company, and SportsHub Operations, LLC, (“SHOperations”), a Minnesota limited liability company (SHReserve, SHPA, SHHoldings and SHOperations, collectively, the “SHGN Subsidiaries”) were sold for $22,500,000 in an all-cash transaction. The amount of cash received from sale of business, net of cash transferred of $18,857,834, as reflected on the statement of cash flows, reflects the receipt of cash of $22,500,000, net of the cash transferred of $41,357,834. The majority of cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively. See Note 3 for an amendment to the PA agreement and 4.

The Company has discontinued operations for the Sports Gaming Client Services, SHGN and Enterprise TEM segments. See Note 4.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. This Accounting Standards Update improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company anticipates the adoption of ASC 280 will not have a material impact on its condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This Accounting Standards Update improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective at the beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

Note 2 – Going Concern

During the three months ended March 31, 2024 and 2023, the Company had net loss from continuing operations of $(1,760,811) and $(2,157,183), respectively; and cash used for operating activities from continuing operations of $(2,848,643) and $(2,549,225) for the three months ended March 31, 2024 and 2023, respectively.

In January 2024, the Company completed the Sale of our Sports Gaming Client Services and SHGN business units for $22.5 million in an all cash transaction. In connection with the closing of the Sale of Business, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625 and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet. In addition, the Company redeemed the outstanding convertible debenture issued to Alpha Capital Anstalt (“Alpha”) for 110% of the outstanding balance, plus accrued and unpaid interest, for $4,484,230 in aggregate, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet. See Note 8.

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

Note 3 – Sale of Sports Gaming Client Services and SHGN

On January 18, 2024, SharpLink Israel (“Parent Seller”) and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN (“SHGN,” and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owns all of the outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, Holdings Quinn, LLC, a Delaware limited liability company and SHGN owns all of the issued membership interests in SHReserve, a Minnesota limited liability company; SHPA, a Pennsylvania limited liability company, and SHHoldings, a Minnesota limited liability company, and SHOperations, a Minnesota limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Client Services and SHGN business units to the Buyer, by selling all of the issued and outstanding membership interests of the Targets and the Acquired Subsidiaries for $22,500,000 in an all cash transaction SHHoldings LLC owns all of the membership interests in Virtual Fantasy Games Acquisitions, LLC, a Minnesota limited liability company; LeagueSafe Management, LLC, a Minnesota limited liability company and SportsHub Regulatory, LLC, a Minnesota limited liability company.

On May 8, 2024, SharpLink entered into an amended and fully restated Post Closing Assignment Agreement with RSports, whereby SharpLink and RSports have agreed to amend the PA to exclude the transfer/sale of SHGN and have agreed to the assignment/sale of the Acquired Subsidiaries membership interests in SHReserve and SHPA to be made directly to RSports upon and subsequent to the approval of a petition by the Pennsylvania Gaming Control Board. Based on this amended agreement the sale of the business is an asset sale for legal and tax purposes instead of an equity sale.

Further, in connection with the Sale of Business, SharpLink entered into a Post Closing Covenant Agreement (the “PCCA”) with the Buyer defining the post-closing terms and conditions relating to certain transfers and assignments of assets subsequent to the closing of the Sale of Business, including:

●	Transferring control of all bank accounts held by the Targets to the Buyer;

●	Transferring or cooperating with the application process for all state gaming licenses held by the Targets in connection with the change of control to the Buyer;

●	Providing the Buyer with an accounting of all funds due to and from and any deferred revenue between Sports Technologies, LLC, SHGN and SharpLink, Inc.;

●	Assigning to Buyer or its affiliates, or cause the counterparty to consent to, all contracts assumed by the Buyer or its affiliates on or subsequent to the closing based upon change of control provisions; and

●	Assigning to Buyer or its affiliates all of its intellectual property rights purchased in the PA for the Acquired Subsidiaries or Targets.

In accordance with the terms of the PCCA, SharpLink will complete all post-closing covenants following the closing as reasonably possible, with the exception of Seller covenants that are dependent on governmental authorities or governmental orders for completion, in which case it will use diligent, good faith efforts to cause the same to be completed as soon as practical. The $14.6 million gain was calculated by measuring the difference between the fair value of consideration received less the carrying amount of assets and liabilities sold in accordance with ASC 810. The gain is preliminary and subject to finalization of post-closing adjustments pursuant to the PA, the Post Closing Assignment Agreement and PCCA Agreement.

In the statement of cashflows for the three months ended March 31, 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the three months ended March 31, 2024, SharpLink paid RSports $34,059 for use of accounting service personnel and RSports paid SharpLink $39,957 under the PCCA agreement.

Note 4 – Discontinued Operations

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

Sale of Sports Gaming Client Services and SHGN

As disclosed in Note 3, due to the Sale of Business in January 2024, we ceased our Sports Game Client Services and SHGN segments. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Sale of Business on January 18, 2024.

Sale of MTS

In June 2022, the Company’s Board of Directors authorized management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of March 31, 2024 and March 31, 2023. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

Summary Reconciliation of Discontinued Operations

	For the Three Months Ended March 31, 2024	For the Three Months Ended March 31, 2023

Revenues	$398,813	$2,157,630

Cost of Revenues	154,491	1,212,068

Gross Profit	244,322	945,562

Operating Expenses
Selling, general, and administrative expenses	319,523	1,755,083

Operating Loss	(75,201)	(809,521)

Interest income	98,161	259,608
Other (expense) income	(2,000)	-
Gain on sale of business	14,670,811	-
Interest expense	(9,027)	(113,551)
Total other income and expense	14,757,945	146,057

Income (loss) before income taxes	14,682,744	(663,464)

Provision for income tax expenses	571,577	3,099

Income (loss) from discontinued operations	$14,111,167	$(666,563)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$178,380	$46,369,229
Restricted cash	-	11,584,320
Accounts receivable, net of $0 allowance for credit losses	28,000	738,739
Unbilled receivables	-	9,447
Contract assets	-	274,833
Deferred prize expense	-	340,781
Prepaid expenses and other current assets	130,680	439,697
Investment, cost	-	200,000
Equipment, net	-	36,860
Right-of-use asset – operating lease	-	250,194
Intangible assets, net	-	2,260,351
Goodwill	-	5,300,928
Total current assets	$337,060	$67,805,379

	March 31, 2024	December 31, 2023
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	$1,397,822	$1,123,105
Contract liabilities	-	2,407,924
Prize liability	-	6,475,400
Customer obligations	-	50,249,095
Line of credit	-	5,000,000
Current portion of long-term debt	-	869,426
Current portion of lease liability	-	251,898
Deferred tax liability	-	20,035
Total current liabilities	$1,397,822	$66,396,883

Note 5 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $8,309 and $8,792 as of March 31, 2024 and December 31, 2023, respectively. Depreciation expense from continuing operations for the three months ended March 31, 2024 and 2023 was $2,202 and $2,901, respectively.

Intangible assets, net

Intangible assets, net of accumulated amortization as of March 31, 2024 and December 31, 2023 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, March 31, 2024
Acquired technology	3	$24,700	$7,819	$16,881
		$24,700	$7,819	$16,881

Balance, December 31, 2023
Customer relationships	5 – 10	$208,124	$208,124	$-
Acquired technology	3 - 5	808,700	790,588	18,112
Software in development	N/A	150,000	-	150,000
		$1,166,824	$998,712	$168,112

Amortization expense from continuing operations on intangible assets was $1,231 and $60,101 for the three months ended March 31, 2024 and 2023, respectively. As of December 31, 2023, the Company impaired $849,565 for the customer relationship and internally developed software in Affiliate Marketing Services - International due to the loss of future revenue by the exit of Affiliate Marketing Services - International’s largest customer from the European market. The Company sold $150,000 of software in development to a third party during the three months ended March 31, 2024.

Note 6 – Line of Credit

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (the “Lender”) and executed a variable rate (9.0% as of December 31, 2023) revolving promissory note of $7,000,000, expiring February 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the Revolving Credit Agreement. There was $6,350,000 outstanding as of December 31, 2023. In connection with the Sale of Business in January 2024, the revolving credit line was paid off. See Note 3.

Note 7 – Debt

On January 31, 2022, FourCubed Acquisition Company, LLC (“FCAC”), a wholly owned subsidiary of the Company, entered into a $3,250,000 term loan agreement with Platinum Bank (the “Term Loan Agreement”). The Term Loan Agreement bears annual interest at a rate of 4% and requires a fixed monthly payment of $59,854, consisting of principal and interest, through the term loan’s maturity, which is January 31, 2027. The Company capitalized $25,431 of loan initiation fees associated with the Term Loan Agreement which are presented net within debt on the consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations.

On January 18, 2024, in conjunction with the Sale of Business, the term loan was paid off. See Note 3.

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

The Company made an irrevocable election at the time of issuance of the Debenture to record the Debenture at its fair value (the “Fair Value Option”) with changes in fair value recorded through the Company’s consolidated statements of operations within other income (expense) at each reporting period. The Fair Value Option provides the Company with a measurement basis election for financial instruments on an instrument-by-instrument basis.

On February 14, 2023, the Company entered into the Securities Purchase Agreement (the “SPA”) with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha, an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023. The Debenture is convertible, at any time, and from time to time, at Alpha’s option, into shares of Common Stock of the Company (the “Conversion Shares”), at an initial conversion price equal to $7.00 per share, subject to adjustment as described below and, in the Debenture, (the “Conversion Price”). In addition, the Conversion Price of the Debenture was subject to an initial reset immediately prior to the Company’s filing of a registration statement covering the resale of the underlying shares to the lower of $7.00 and the average of the five Nasdaq Official Closing Prices immediately preceding such date (the “Reset Price”). The registration statement on Form S-1 (file No.: 333-271396) was filed on April 21, 2023, and as a result, the Reset Price is now $4.1772. The initial adjustment of the Conversion Price to the Reset Price had a floor price of $3.00 (the “Floor Price”).

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

At the time of execution, on February 14, 2023, the Company recorded an initial debt discount of $400,000 based on the allocation of fair value for the Debenture, which will be amortized into interest expense over the term of the Debenture. For the period from February 14, 2023 through December 31, 2023, the Company recognized $(255,229) change in fair value of the convertible Debenture, which is reflected in other income and expense in the condensed consolidated statement of operations, and $16,667 for the amortization of the OID, which is included in interest expense on the condensed consolidated statement of operations.

Pursuant to Section 8(a)(vi) of the Debenture, it is an event of default if the Company is party to a Fundamental Transaction or agrees to sell or dispose of all or in excess of 33% of its assets in one transaction or a series of related transactions. On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 8(a)(vi) of the Debenture in connection with the Sale of Business; and (ii) payment of the Mandatory Default Amount; and the parties agreed that the Company would pay 110% of the outstanding principal amount of the Debenture, plus accrued and unpaid interest, in the aggregate total amount of $4,484,230 (the “Debenture Redemption Amount”). On January 19, 2024, the Company paid Alpha the Debenture Redemption Amount. As a result, the Company’s obligations under the Debenture have been satisfied.

Purchase Warrant

On February 15, 2023, the Company also issued to Alpha a warrant (the “Warrant”) to purchase 880,000 ordinary shares of the Company at an initial exercise price of $8.75 (the “Warrant Shares”, and, together with the Conversion Shares, and any other ordinary shares of the Company that may otherwise become issuable pursuant to the terms of the Debenture and Warrant, the “Underlying Shares”). The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The exercise price of the Warrant was subject to an initial reset immediately prior to the Company’s filing of a proxy statement that included a shareholder proposal to approve the issuance of Underlying Share in excess of 19.99% of the issued and outstanding ordinary shares on the Closing Date (the “Shareholder Proposal”) to the lower of $8.75 and the average of the five Nasdaq Official Closing Prices immediately preceding such date. As a result, the exercise price has been reset to $4.0704, the average of the five Nasdaq Official Closing Prices immediately preceding April 14, 2023, the date the Company filed its preliminary proxy statement which included the Shareholder Proposal. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the exercise price, in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain Fundamental Transactions.

In the event the Company, at any time while the Warrant is still outstanding, issues or grants any right to re-price ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below exercise price, Alpha shall be extended full-ratchet anti-dilution protection on the Warrant (reduction in price, only, no increase in number of Warrant Shares, and subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the sale of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2023.

The Warrant provides that in the event of a Fundamental Transaction, SharpLink, at Alpha’s option, would repurchase the Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the “Warrant Repurchase”). On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 3(e)(ii) of the Warrant in connection with the Sale of Business.

Pursuant to Section 5(1) of the Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Sale of Business, the Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a “Fundamental Transaction” as defined in the 2023 Warrant. The parties further agree in the Settlement Agreement value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000, which was based on a Black Scholes model.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance is valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the three months ended March 31, 2024.

The fair value of the Warrant Repurchase balance and the Pre-Funded Warrant are estimated on the following dates using the Black Scholes option pricing model with the following assumptions:

	January 19, 2024	March 6, 2024	March 31, 2024
Expected volatility	112.98%	90.90%	87.36%
Expected dividends	0.00%	0.00%	0.00%
Expected term (years)	4.08	3.92	3.90
Risk-free rate	3.75%	4.12%	4.21%

Note 9 - Fair Value

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As disclosed in Note 8, SharpLink entered into a Settlement Agreement on January 19, 2024 for the 2023 Warrant for purposes of the Warrant Repurchase at $900,000. On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the remaining unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”).

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy on March 31, 2023:

Warrant Repurchase Balance
Level I	$-
Level II	$-
Level III	$170,636
Total	$170,636

Fair Value, December 31, 2023	$4,395,753
Principle and interest convertible debenture repayments	(4,395,753)

Issuance of warrant repurchase balance	900,000
Conversion of warrants to shares and pre-funded warrants	(498,029)
Change in fair value of warrant repurchase balance	(231,335)
Fair Value, March 31, 2024	$170,636

As disclosed in Note 8, the Debenture and the Warrant were reported at fair value at issuance.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy on December 31, 2023. The Purchase Warrant fair value has not changed since the issuance date:

Convertible Debenture
Level I	$-
Level II	$-
Level III	$4,395,753
Total	$4,395,753

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the twelve months ended December 31, 2023:

Fair Value, December 31, 2022	$-
Issuance of convertible debenture	2,825,771
Accretion for discount for warrants	342,481
Accretion for discount for OID	116,667
Interest expense	299,648
Principle repayments	(419,048)
Change in fair value	1,230,234
Fair Value, December 31, 2023	$4,395,753

The fair value of the Debenture was determined using a Monte Carlo Simulation (“MCS”) which incorporates the probability and timing of the consummation of a Fundamental Transaction event and conversion of the Debenture as of the valuation date.

The MCS implied a discount rate at issuance that resulted in a total value to the debenture and warrants that equated to the transaction proceeds. This discount rate was 50.0% at issuance and was calibrated to the December 31, 2023 valuation date by comparing the B rated commercial paper credit spread at both dates. B spreads are as follows:

Issuance - February 14, 2023	4.13%
Fair Value - December 31, 2023	1.29%

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

Note 10 - Warrants

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

On June 14, 2023, the Company filed a registration statement on Form S-1 (file number: 333-272652) with the SEC to register 266,667 ordinary shares issuable upon exercise of the purchase warrants issued to Alpha in November 2021. The registration statement on Form S-1 was deemed effective on September 29, 2023. On January 19, 2024, Alpha exercised the purchase warrants in full for 266,667 ordinary shares with the Company receiving $160,000.

Following is a summary of the Company’s warrant activity for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2023	1,158,015	$3.43	3.58
Previously issued regular warrants exchanged	(469,560)	4.10	1.34
Exchanged revalued warrants issued	469,560	0.00	6.26
Exercised	(422,874)	$1.89	-
Outstanding as of March 31, 2024	735,141	$1.70	7.62

Following is a summary of the Company’s warrant activity for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2022	464,046	$0.72	2.96
Previously issued regular warrants	(266,667)	(8.93)	0.52
Revalued regular warrants	266,667	0.12	0.52
Issued and vested	880,000	2.68	3.20
Outstanding as of March 31, 2023	1,344,046	$2.93	4.13

Note 11 - Stock Compensation

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

The Company granted 0 and 152,250 options for the three months ended March 31, 2024 and 2023, respectively. The Company recognized stock compensation expense for stock options of $42,152 and $152,034 for the three months ended March 31, 2024 and 2023, respectively, of which $12,041 and $56,192 of expense are recorded in discontinued operations.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. Subsequent to the MTS Merger, option grants made under the SharpLink, Inc. 2021 Plan utilized the publicly traded stock price of the Company on the day of the option award. All option grants made under the SharpLink, Inc. 2020 Stock Incentive Plan were prior to the MTS Merger. The underlying SharpLink, Inc. stock under that plan was not publicly traded, but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions. All option grants made under the SportsHub Games Network Inc. 2018 Incentive Plan were prior to the SportsHub Acquisition. The underlying SportsHub   stock under that plan was not publicly traded, but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	March 31, 2024	March 31, 2023
Expected volatility	51.02-116.56%	53.6-53.6%
Expected dividends	0.00%	0.0%
Expected term (years)	5.0-6.0	5.8-5.9
Risk-free rate	0.40-4.33%	3.9-4.1%
Fair value of Ordinary Shares on grant date	$1.70 – 32.88	$17.00 - 27.00

The summary of activity under the plans as of March 31, 2024, and change during the three months ended March 31, 2024, is as follows:

		Weighted	Weighted average
		average	remaining	Aggregate
Options	Shares	exercise price	contractual term	intrinsic value
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Granted	-
Exercised	-
Forfeited	(102,772)	5.71
Expired	(44,580)	9.11
Outstanding as of March 31, 2024	267,467	$9.92	4.4	$3,650
Exercisable as of March 31, 2024	210,226	$10.84	3.2	$3,650

The summary of activity under the plans as of March 31, 2023, and change during the three months ended March 31, 2023, is as follows:

		Weighted	Weighted average
		average	remaining	Aggregate
Options	Shares	exercise price	contractual term	intrinsic value
Outstanding as of December 31, 2022	288,912	1.14		7,750
Granted	152,250	4.50
Exercised	—	—
Forfeited	(7,111)	5.70
Expired	(889)	5.70
Outstanding as of March 31, 2023	433,162	9.10	9.3	9,500
Exercisable as of March 31, 2023	111,497	13.40	8.6	9,500

Unamortized stock compensation expense of $290,893 will be amortized through 2026 for 57,241 of unvested options and has a weighted average recognition period of 8.6 years.

Restricted Stock Units

For the three months ended March 31, 2024, the Company’s compensation committee recommended to the Board of Directors and the Board approved the granting of certain restricted stock units (“RSU”) to members of the senior leadership team and the Board of Directors. The aggregate fair value of RSU awards was $419,200 and valued at the closing price of the Company’s Common Stock on the date of grant. The RSUs vest at quarterly intervals over the remainder of 2024. The following is a summary of RSU activity:

	Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	-	$-		-
Granted	300,000	1.40	-	-
Cancelled	-	-	-	-
Vested and released	75,000	-	-	$3,200
Outstanding and unvested as of March 31, 2024	225,000	1.40	3.78	-

The Company recognized $108,000 as part of the total stock compensation expense related to RSU awards for the three months ended March 31, 2024. The total unrecognized compensation cost related to unvested RSUs as of March 31, 2024 was $311,200.

Note 12 - Operating Segments

The Company has two reportable operating segments: Affiliate Marketing Services – United States and Affiliate Marketing Services – International.

The Affiliate Marketing Services – United States segment operates a performance marketing platform which owns and operates state-specific web domains designed to attract, acquire and drive local sports betting and casino traffic directly to the Company’s sportsbook and casino partners which are licensed to operate in each respective state. The Company earns a commission from sportsbooks and casino operators on new depositors directed to them via our proprietary direct-to-player websites in America. In addition, this segment provides sports betting data (e.g., betting lines) to sports media publishers in exchange for a fixed fee.

The Affiliate Marketing Services – International segment is a global affiliate marketing network, focused on delivering quality traffic and player acquisitions, retention and conversions to global casino gaming partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them.

All intercompany revenues or expenses are eliminated in consolidation.

A measure of segment assets and liabilities has not currently been provided to the Company’s chief operating decision maker and is therefore not presented below.

Summarized financial information for the Company’s reportable segments for the three months ended March 31, 2024 and 2023 are shown below:

For the three months ended March 31, 2024:

	Affiliate Marketing Services — International	Affiliate Marketing Services — US	Total
Revenue	$767,945	$208,001	$975,946
Cost of revenues	568,691	120,043	688,734
Operating loss	(1,303,316)	(381,547)	(1,684,863)
Net income (loss), after taxes	$(1,373,352)	$(378,459)	$(1,760,811)

For the three months ended March 31, 2023:

	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
Revenue	$1,008,276	$224,485	$1,232,761
Cost of revenues	667,906	174,776	842,682
Operating loss	(1,050,403)	(604,852)	(1,655,255)
Net income (loss), after taxes	$(1,459,773)	$(697,410)	$(2,157,183)

Summarized revenues by country in which the Company operated for the three months ended March 31, 2024 and 2023 are shown below:

For the three months ended March 31, 2024:

	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
United States	$-	$208,001	$208,001
Rest of the World	767,945	-	767,945
Revenue	$767,945	$208,001	$975,946

For the three months ended March 31, 2023:

	Affiliate Marketing Services - International	Affiliate Marketing Services - US	Total
United States	$-	$224,485	$224,485
Rest of the World	1,008,276	-	1,008,276
Revenue	$1,008,276	$224,485	$1,232,761

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services – International segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	March 31, 2024	March 31, 2023

Customer A	42%	35%
Customer B	19%	39%

Note 13 - Revenue Recognition

For the three months ended March 31, 2024 and 2023, the Company has recognized its revenue at a point in time. The Company’s only revenue stream is services.

The Company’s assets and liabilities related to its contracts with customers were as follows:

	March 31, 2024	March 31, 2023

Accounts receivable	$364,009	$415,119
Unbilled revenue	$-	$12,000

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

Note 14 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the three-month period ended March 31, 2024 was (0.3%). The Company has NOLs available to offset 80% of the current year taxable income and the gain, net of tax is classified as discontinued operations in the financial statements.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Sale of Business (See Note 3), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at March 31, 2024. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

Note 15 – Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common shareholders, adjusted for preferred stock discount accretion and dividends accrued on preferred stock, by the weighted-average number of common stock outstanding during the period excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common stock that would have been outstanding if potential shares of common stock had been issued if such additional common stock were dilutive. Since the Company had net losses for all the periods presented, basic and diluted loss per share are the same, and additional potential ordinary shares have been excluded, as their effect would be anti-dilutive.

As the Company had a net loss from continuing operations and net income from discontinued operations for the three months ended March 31, 2024, the following presents dilutive and anti-dilutive securities. For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

March 31, 2024
Dilutive
Prefunded warrants	469,560
MTS Warrants	2,500
Total Dilutive	472,060
Anti-Dilutive:
Stock options	264,967
Series A-1 preferred stock	7,202
Series B preferred stock	12,481
MTS warrants	5,833
Regular warrants	254,233
SportsHub warrants	3,015
Restricted Stock Units	225,000
Total Anti-dilutive	772,731

As the Company had net loss from continuing operations and discontinued operations for March 31, 2023, the following anti-dilutive securities outstanding as of March 31, 2023 were excluded in weighted average shares outstanding:

March 31, 2023
Stock options	433,162
Series A-1 preferred stock	6,880
Series B preferred stock	12,481
MTS warrants	8,333
Prefunded warrants	125,359
Purchase warrants	880,000
Regular warrants	266,667
Total	1,732,882

The calculation of the net income (loss) per share and weighted-average shares of the Company’s common stock outstanding for the periods presented are as follows:

	For the Three Months Ended March 31,
	2024	2023
Net loss from continuing operations	$(1,760,811)	$(2,157,183)
Less: deemed dividend on warrant exchange agreement	(44,619)	-
Less: dividends on series B preferred stock	-	(949)
Net loss from continuing operations available to common stockholders	(1,805,430)	(2,158,132)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	14,111,167	(666,563)

Net income (loss) available to common stockholders	$12,305,737	$(2,824,695)

Basic weighted-average shares for continuing and discontinued operations	3,109,670	2,813,900
Diluted weighted average shares for discontinued operations	3,581,730	2,813,900

Basic:
Net (loss) from continuing operations per share	$(0.58)	$(0.77)
Net income (loss) from discontinued operations per share	4.54	(0.24)
Net income (loss) per share	$3.96	$(1.01)

Fully Diluted:
Net (loss) from continuing operations per share	$(0.58)	$(0.77)
Net income (loss) from discontinued operations per share	3.94	(0.24)
Net income (loss) per share	$3.36	$(1.01)

Note 16 – Related Party Transactions

The Company uses Brown & Brown (“Brown”), which acquired Hays Companies, as an insurance broker. Brown is considered a related party as an executive of Brown previously served on the Board of Directors of SharpLink Israel. The Company paid $142,827 and $381,935 for the three months ended March 31, 2024 and 2023, respectively, for insurance coverage brokered by Brown. SharpLink Israel’s former director earned no commissions for the placement of these policies.

The Company leased office space in Canton, Connecticut from CJEM, LLC (CJEM), which is owned by a former executive of the Company. The Company paid rent expense of $3,200 and $9,600 for the three months ended March 31, 2024 and 2023, respectively.

Note 17 – Subsequent Events

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366 (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

On May 8, 2024, SharpLink entered into an amended and fully restated Post Closing Assignment Agreement with the RSports. SharpLink and RSports have agreed to amend the PA to exclude the transfer/sale of SHGN and have agreed to the assignment/sale of the Acquired Subsidiaries membership interests in SHReserve and SHPA to be made directly to RSports upon and subsequent to the approval of a petition by the Pennsylvania Gaming Control Board. Based on this amended agreement the sale of the business is an asset sale for legal and tax purposes instead of an equity sale.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of SharpLink Gaming, Inc. and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” “our Company,” the “Company,” “we,” “our,” and “us”), highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, references to “SharpLink Gaming,” “SharpLink,” “SharpLink US,” “our Company,” “the Company,” “we,” “our,” “ours” and “us” refer to SharpLink Gaming, Inc., a Delaware corporation, and its wholly owned subsidiaries. References to “SharpLink Israel” refer to SharpLink Gaming, Ltd., an Israel limited liability company, with which SharpLink US completed a domestication merger in February 2024.

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

SharpLink also previously owned and operated an enterprise telecom expense management business (“Enterprise TEM”) acquired in July 2021 in connection with SharpLink’s go-public merger with Mer Telemanagement Solutions Ltd. Beginning in 2022, we discontinued operations for this business unit and sought a buyer for the business. On December 31, 2022, we completed the sale of this business to Israel-based Entrypoint South Ltd.

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

During the three months ended March 31, 2024 and 2023, our continuing operations generated revenues of $975,946 and $1,232,761 respectively, representing a 20.8% decrease on a comparative quarter-over-quarter basis.

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

On January 18, 2024, SharpLink sold all of the issued and outstanding shares of common stock or membership interests, as applicable, in our Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. (“RSports”) for $22.5 million in an all-cash transaction, pursuant to the signing of a purchase agreement and other related agreements. Nearly all of the employees of these acquired business units moved to RSports to help ensure a seamless transition.

The historical results of our Sports Gaming Client Services and SportsHub Gaming Network businesses have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the Sale of Business.

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

On January 25, 2024, SharpLink filed a Current Report on Form 8-K with the SEC, disclosing details of the sale of its Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. for $22.5 million in an all-cash transaction. As a result, the Company’s total stockholders’ equity exceeded $2.5 million as of the date of the above referenced Form 8-K filing and the Company believed that it had regained compliance with all applicable continued listing requirements and had requested that the Staff determine whether the Hearing should be cancelled.

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

Redomestication from Israel to Delaware

On February 13, 2024, SharpLink Israel completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of SharpLink US (“Domestication Merger Sub”) and SharpLink Gaming, Inc. (“SharpLink US”). The Domestication Merger was achieved through a merger of Domestication Merger Sub with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	March 31, 2024	March 31, 2023	Change	% Change
Revenues	$975,946	$1,232,761	$(256,815)	-20.8%
Cost of Revenues	688,734	842,682	(153,948)	-18.3%
Gross profit	287,212	390,079	(102,867)	-26.4%
Gross profit percentage	29.4%	31.6%
Total operating expenses	1,972,075	2,045,334	(73,259)	-3.6%
Operating loss	(1,684,863)	(1,655,255)	29,608	1.8%
Total other income (expenses)	(70,274)	(473,286)	403,012	-85.2%
Net income (loss) before income taxes	(1,755,137)	(2,128,541)	373,404	-17.5%
Provision for income taxes	5,674	28,642	(22,968)	80.2%
Net income (loss) from continuing operations	(1,760,811)	(2,157,183)	396,372	-18.4%
Net income (loss) from discontinued ops, net of tax	14,111,167	(666,563)	14,777,731	2,217.0%
Net income (loss)	$12,350,356	$(2,823,746)	$15,174,102	537.4%

For the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

For the three months ended March 31, 2024, revenues declined 20.8% to $975,946 compared to $1,232,761 reported for the same three-month period in the prior year. The decrease is largely due to the market conditions softening and the loss of customers.

Gross Profit

For the three months ended March 31, 2024, gross profit totaled $287,212, reflecting a 26.4% decrease from a gross profit of $390,079 for the three months ended March 31, 2023. Our gross profit margin modestly declined to 29.4% from 31.6% for the three months ended March 31, 2024 and 2023, respectively.

Total Operating Expenses

For the three months ended March 31, 2024, total operating expenses decreased 3.6% to $1,972,075 from $2,045,334 reported for the same three-month period in the prior year. The decrease was primarily due to primarily due to higher online marketing, editorial and travel related costs in the first quarter of 2023 associated with the Company’s expansion initiatives of our Affiliate Marketing Services – U.S. business unit.

Net Income (Loss) from Continuing Operations

Largely attributable to the Company’s concerted effort to lower payroll and other costs, net loss from continuing operations decreased 18.4% to $(1,760,811) for the three months ended March 31, 2024, compared to a net loss from continuing operations of $(2,157,183) reported for the same three months in 2023.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended March 31, 2024, net income from discontinued operations, net of tax increased 2,217.0% to $14,111,167, which compared to a net loss from discontinued operations, net of tax of $(666,563) for the three months ended March 31, 2023. The increase is due to the gain on the sale of SHGN and Sports Gaming Client Services in January 2024 for $22.5 million.

Net Income (Loss)

As a result of the aforementioned reasons, net income for the three months ended March 31, 2024 totaled $12,350,356, which was a 537.4% improvement from a net loss of $(2,823,746) reported for three months ended March 31, 2023.

Cash Flows

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

As of March 31, 2024, cash on hand was $4,013,838, a 61.0% increase when compared to cash on hand of $2,487,481 as of December 31, 2023.

For the three months ended March 31, 2024, net cash used in operating activities from continuing operations totaled $2,848,643 compared to net cash used for operating activities from continuing operations of $2,549,225 in the prior year. Net cash used in operating activities from discontinued operations was $16,446,314, which compared to net cash used in operating activities of $12,418,545 from discontinued operations for the same three-month period in 2023. Overall, net cash used for operating activities was $19,294,957 and $14,967,770 for the three months ended March 31, 2024 and 2023, respectively. The change in the operating cashflows was largely attributable to the gain on the sales of assets in connection with the Sale of the Company’s SHGN and Sports Gaming Client Services businesses in January 2024, offset by lower stock-based compensation expense, depreciation and amortization in the 2024 three-month reporting period as compared to the three months ended March 31, 2023.

For the three months ended March 31, 2024, net cash used in the Company’s investing activities from continuing operations totaled $1,719, a decrease of 98.6% when compared to cash used for investing activities from continuing operations of $123,560 for the same three-month period in 2023. For the three months ended March 31, 2024 and 2023, net cash used for investing activities from discontinued operations was $18,707,834 and $117,567, respectively. The increase in cash used in investing activities is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

For the three months ended March 31, 2024, net cash used for financing from continuing operations was $12,409,050, a 423.2% decrease when compared to net cash provided by financing activities from continuing operations for the same three-month period in 2023. For the three months ended March 31, 2024 net cash used in financing activities from discontinued operations was $5,835,352 compared to net cash provided by financing activities of $402,429 for the three months ended March 31, 2023. The comparable quarter-over-quarter decline was largely due to the issuance of a $4,000,000 convertible debenture to an institutional investor and proceeds from a line of credit secured from our commercial lender in February 2023, offset primarily by repayments of $19,205,606 in debt in the first quarter of 2024, including the repayment of the convertible debenture for $4,395,753.

Liquidity and Capital Resources

As of March 31, 2024, we had working capital of $2,827,090. For the three months ended March 31, 2024, we had a net loss from continuing operations of $1,760,811, compared to a net loss from continuing operations of $2,157,183 reported for the same three months in 2023.

SharpLink Israel completed the Sale of our Sports Gaming Client Services and SHGN business units for $22.5 million in an all-cash transaction in January 2024. In connection with the closing of the Sale of Business, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625, and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet. In addition, we redeemed the outstanding convertible debenture issued to Alpha for 110% of the outstanding balance, plus accrued and unpaid interest, for or $4,484,230, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet.

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366 (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

In addition to the ATM Sales Agreement, we may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed to support our business growth and to respond to business challenges, develop new technology and services or enhance our existing offering, track and comply with applicable laws and regulations, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of planned strategic growth initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Off-Balance Sheet Arrangements

On March 31, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the three months ended March 31, 2024.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. This Accounting Standards Update improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under Topic ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under Topic ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company anticipates the adoption of ASC 280 will not have a material impact on its condensed consolidated financial statements.

In December 2023, the FASB issued Accounting Standards Update 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. This Accounting Standards Update improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 will become effective at the beginning of our 2025 fiscal year. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial officer and principal accounting officer

101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpLink Gaming, Inc.

Dated: May 17, 2024	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: May 17, 2024	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

