Form 10-Q
period 2024-06-30
SharpLink Gaming, Inc.
filed 2024-08-15
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August  14, 2024, there were 3,510,350 shares of Common Stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024
	(unaudited)	December 31, 2023
Assets
Current Assets
Cash	$2,435,600	$2,487,481
Accounts receivable, net of allowance for credit losses of $0	329,896	415,119
Other Receivables	368,743	-
Unbilled receivables	-	12,000
Prepaid expenses and other current assets	329,784	383,295
Due from Rsports Interactive, Inc.	6,811	-
Current assets from discontinued operations	269,964	67,805,379
Total current assets	3,740,798	71,103,274

Equipment, net	6,168	8,792
Intangible assets, net	15,651	168,112
Total assets	$3,762,617	$71,280,178

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$711,436	$1,463,699
Line of credit	-	6,345,978
Current portion of long-term debt	-	645,571
Current portion of convertible debenture, net of discount of $0 and $283,335, respectively, warrant discount of $0 and $831,746, respectively, accrued interest of $0 and $299,648, respectively	-	4,395,753
Current liabilities from discontinued operations	290,266	66,396,883
Total current liabilities	1,001,702	79,247,884

Long-Term Liabilities
Deferred tax liability	-	7,155
Debt, less current portion	-	1,424,908
Total liabilities	1,001,702	80,679,947

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 7,202; liquidation preference: $116,997	1	1,440
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 12,481; liquidation preference: $529,122	1	2,496
Common stock, $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares: 3,507,808 and 2,863,734, respectively	343	572,770
Treasury stock, 90 common shares at cost	(29,000)	(29,000)
Additional paid-in capital	78,810,751	77,909,981
Accumulated deficit	(76,021,181)	(87,857,456)
Total stockholders’ equity (deficit)	2,760,915	(9,399,769)
Total liabilities and stockholders’ equity	$3,762,617	$71,280,178

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$981,272	$1,343,526	$1,957,218	$2,576,287
Cost of revenues	701,142	942,204	1,389,876	1,784,886
Gross profit	280,130	401,322	567,342	791,401

Operating expenses
Selling, general, and administrative expenses	1,484,680	2,136,936	3,456,755	4,182,270
Operating loss	(1,204,550)	(1,735,614)	(2,889,413)	(3,390,869)

Other income and expense
Interest income	15,931	5,429	32,028	11,242
Interest expense	(324)	(246,995)	(324,518)	(470,865)
Other income	297,387	-	297,387	-
Change in fair value of convertible debenture and warrant liabilities	17,996	(422,808)	255,819	(678,037)
Total other income (expense)	330,990	(664,374)	260,716	(1,137,660)

Net loss before income taxes	(873,560)	(2,399,988)	(2,628,697)	(4,528,529)
Income tax (expense)	(43,104)	(6,071)	(48,778)	(34,713)
Net loss from continuing operations	(916,664)	(2,406,059)	(2,677,475)	(4,563,242)
Net income (loss) from discontinued operations, net of tax	453,705	(1,035,099)	14,564,872	(1,701,662)
Net income (loss)	$(462,959)	$(3,441,158)	$11,887,397	$(6,264,904)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to common stockholders	$(916,664)	$(2,455,391)	$(2,722,094)	$(4,613,523)

Net income (loss) from discontinued operations available to common stockholders	453,705	(1,035,099)	14,564,872	(1,701,662)
	(462,959)	(3,490,490)	11,842,778	(6,315,185)

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	3,392,504	2,813,900	3,250,306	2,813,900
Diluted weighted average shares for discontinued operations	4,121,297	2,813,900	3,979,099	2,813,900
Net earnings (loss) per share:
Net loss from continuing operations per share - basic	$(0.27)	$(0.87)	$(0.84)	$(1.64)
Net income (loss) from discontinued operations per share – basic	$0.13	$(0.37)	$4.48	$(0.60)
Net income (loss) per share - basic	$(0.14)	$(1.24)	$3.64	$(2.24)
Net loss from continuing operations per share - diluted	$(0.27)	$(0.87)	$(0.84)	$(1.64)
Net income (loss) from discontinued operations per share – diluted	$0.11	$(0.37)	$3.66	$(0.60)
Net income (loss) per share - diluted	$(0.16)	$(1.24)	$2.82	$(2.24)

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE three and six months ended June 30, 2024 and 2023

(UNAUDITED)

	Common/Ordinary shares		Series A-1 preferred stock		Series B preferred stock
							Additional			Total
							Paid-In	Treasury	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2022	2,688,541	$537,731	6,630	1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517
Net loss	-	-	-	-	-	-	-	-	(2,823,746)	(2,823,746)
Stock-based compensation expense	-	-	-	-	-	-	152,034	-	-	152,034
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, March 31, 2023	2,688,541	537,731	6,880	1,376	12,481	2,496	77,365,818	(29,000)	(76,389,387)	1,489,034
Net loss	-	-	-	-	-	-	-	-	(3,441,158)	(3,441,158)
Stock-based compensation expense	-	-	-	-	-	-	167,630	-	-	167,630
Deemed dividends on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	48,633	-	(48,633)	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, June 30, 2023	2,688,541	537,731	7,130	1,426	12,481	2,496	77,582,031	(29,000)	(79,879,178)	(1,784,494)

Balance, December 31, 2023	2,863,734	$572,770	7,202	1,440	12,481	2,496	77,909,981	(29,000)	(87,857,456)	(9,399,769)
Net Income	-	-	-	-	-	-	-	-	12,350,356	12,350,356
Domestication equity adjustment - Note 1	-	(572,476)	-	(1,439)	-	(2,495)	576,410	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	42,152	-	-	42,152
Shares issued for vested restricted stock	75,000	-	-	-	-	-	108,000	-	-	108,000
Issuance of common stock for exercise of warrants	266,667	27	-	-	-	-	159,973	-	-	160,000
Warrant settlement agreement - Note 8	-	-	-	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for exchange of warrants - Note 8	156,207	15	-	-	-	-	210,879	-	(6,503)	204,391
Warrant exchange agreement - deemed dividend - Note 8	-	-	-	-	-	-	44,619	-	(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 8	-	-	-	-	-	-	287,150	-	-	287,150
Balance, March 31, 2024	3,361,608	336	7,202	1	12,481	1	78,439,164	(29,000)	(75,558,222)	2,852,280
Net Loss	-	-	-	-	-	-	-	-	(462,959)	(462,959)
Stock-based compensation expense	-	-	-	-	-	-	43,052	-	-	43,052
Shares issued for vested restricted stock	75,000	-	-	-	-	-	104,800	-	-	104,800
Shares sold for cash	71,200	7	-	-	-	-	71,349	-	-	71,356
Warrant exchange amendment - Note 8	-	-	-	-	-	-	152,386	-	-	152,386
Balance, June 30, 2024	3,507,808	$343	7,202	$1	12,481	$1	$78,810,751	$(29,000)	$(76,021,181)	$2,760,915

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Includes cash flow activities from both continuing and discontinued operations	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	11,887,397	(6,264,904)
Net income (loss) from discontinued operations, net of tax	14,564,872	(1,701,662)
Net loss from continuing operations	$(2,677,475)	$(4,563,242)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,804	54,927
Amortization of loan costs	-	5,438
Amortization of debt discount	71,781	196,778
Amortization of prepaid stock issued for services	-	86,000
Change in fair value	(255,819)	678,037
Accrued interest on convertible debenture	-	130,192
Deferred tax expense	(7,155)	(62,218)
Stock-based compensation expense	73,163	136,498
Changes in assets and liabilities
Accounts receivable	97,223	(66,138)
Unbilled receivables	-	592
Other receivables	(368,743)	-
Due from Rsports Interactive, Inc.	(6,811)	-
Prepaid expenses and other current assets	195,042	(124,646)
Accounts payable and accrued expenses	(1,080,970)	609,596
Contract liabilities	-	148
Customer deposits and other current liabilities	-	85,284
Net cash provided by (used in) operating activities – continuing operations	(3,952,960)	(2,832,754)
Net cash used in operating activities - discontinued operations	(17,002,007)	(9,211,756)
Net cash used in operating activities	(20,954,967)	(12,044,510)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(1,719)	(10,978)
Proceeds from sale of intellectual property	150,000	-
Capital expenditures for internally developed software	-	(114,160)
Net cash used in investing activities – continuing operations	148,281	(125,138)
Net cash used in investing activities - discontinued operations	(18,857,834)	(343,206)
Net cash used for investing activities	(18,709,553)	(468,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	(4,148,571)	4,000,000
Proceeds from sale of common stock	71,356	-
Proceeds from line of credit	550,000	-
Repayment of line of credit	(6,900,000)	-
Payments on long-term debt	(2,070,479)	(314,600)
Proceeds from exercise of warrants	160,000	-
Net cash generated by (used in) financing activities – continuing operations	(12,337,694)	3,685,400
Net cash generated by financing activities - discontinued operations	(5,835,352)	683,156
Net cash generated by (used in) financing activities	(18,173,046)	4,368,556

Net change in cash	(57,837,566)	(8,144,298)

Cash and restricted cash, beginning of period including discontinued operations	60,441,130	51,105,486
Cash and restricted cash, end of period including discontinued operations	2,603,564	42,961,188
Less cash from discontinued operations	(167,964)	(42,358,930)
Cash and restricted cash, end of period	$2,435,600	$602,258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	485,531	286,898
Cash paid for taxes	366,678	63,934
Extension of maturity of operating lease liability	-	77,742

NON-CASH FINANCING ACTIVITIES:
Settlement agreement, liability issued for warrants	(900,000)	-
Issuance of common stock in exchange of warrants	210,879	-
Issuance of common stock for vested restricted stock	212,800	-
Deemed Dividend	44,619	48,633
Warrant exchange agreement, issuance of pre-funded warrants	287,150	-
Warrant exchange amendment, revalue of strike price and removal of repurchase requirement	152,386	-
Discount on convertible debenture and purchase warrant	-	1,574,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	1,648

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and six months ended June 30, 2024 and 2023

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming, Inc. (the “Company,” “SharpLink,” “we” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2024 and December 31, 2023, as well as its results of operations and cash flows for the three and six months ended June 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

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

Nature of Business

SharpLink, a Delaware corporation, is an online performance marketing company that delivers unique fan activation solutions to its sportsbook and casino partners. Through its global affiliate marketing network, known as PAS.net, SharpLink drives qualified traffic and player acquisitions, retention and conversions to U.S. regulated sportsbooks and global casino gaming partners worldwide. In addition, SharpLink owns a performance marketing platform through which the Company owns and operates U.S. state-specific web domains designed to attract, acquire and drive local sports betting and casino traffic directly to its sportsbook and casino partners which are licensed to operate in each respective state.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SharpLink Gaming, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 4. During the three months ended June 30, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change, we have one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance. See Note 12 for operating segment.

Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the subsequent balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income and expenses within the condensed consolidated statements of operations.

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

Discontinued Operations

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell Israel-based Mer Telemanagement Solutions Ltd. (“MTS” or “Enterprise TEM”). The Company completed the sale of MTS on December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of June 30, 2024 and December 31, 2023. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

In December 2023, the Company’s Board of Directors approved management to enter into a Letter of Intent with RSports to purchase the Company’s Sports Gaming Client Services and SportsHub Gaming Network businesses.

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own online audience and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

On January 18, 2024, the Company entered into a PA with RSports to sell the Company’s Sports Gaming Client Services and SHGN business units to RSports. All of the membership interests of Sports Technologies, LLC, a Minnesota limited liability company, Holdings Quinn, LLC, a Delaware limited liability company and SHGN who owns all of the issued membership interests in SportsHub Reserve, LLC, (“SHReserve”), a Minnesota limited liability company; SportsHub PA, LLC, (“SHPA”), a Pennsylvania limited liability company, and SportsHub Holdings, LLC, (“SHHoldings”), a Minnesota limited liability company, and SportsHub Operations, LLC, (“SHOperations”), a Minnesota limited liability company (SHReserve, SHPA, SHHoldings and SHOperations, collectively, the “SHGN Subsidiaries”) were sold for $22,500,000 in an all-cash transaction. The amount of cash received from sale of business, net of cash transferred of $18,857,834, as reflected on the statement of cash flows, reflects the receipt of cash of $22,500,000, net of the cash transferred of $41,357,834. The majority of cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively. See Note 3 for an amendment to the PA agreement and Note 4.

The Company has discontinued operations for the Sports Gaming Client Services and SportsHub Gaming Network businesses. See Note 4.

The Company is in the process of closing its remaining legal entities in MTS in order to simplify its legal structure.

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

Note 2 – Going Concern

During the three and six months ended June 30, 2024 and 2023, the Company had net loss from continuing operations of $(916,664) and $(2,406,059) For the three months ended June 30, 2023, respectively, and $(2,677,475) and $(4,563,242) respectively; and cash used for operating activities from continuing operations of $(3,952,960) and $(2,832,754) for the six months ended June 30, 2024 and 2023, respectively.

In January 2024, the Company completed the Sale of our Sports Gaming Client Services and SHGN business units for $22.5 million in an all cash transaction. In connection with the closing of the Sale of Business, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625, and thereby terminated all existing credit facilities with Platinum Bank and discharged the debt on the Company’s balance sheet. In addition, the Company redeemed the outstanding convertible debenture issued to Alpha Capital Anstalt (“Alpha”) for 110% of the outstanding balance, plus accrued and unpaid interest, for $4,484,230 in aggregate, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet. See Note 8.

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

On May 8, 2024, SharpLink entered into an amended and fully restated Post Closing Assignment Agreement with RSports, whereby SharpLink and RSports have agreed to amend the PA to exclude the transfer/sale of SHGN and have agreed to the assignment/sale of the Acquired Subsidiaries membership interests in SHReserve and SHPA to be made directly to RSports upon and subsequent to the approval of a petition by the Pennsylvania Gaming Control Board. Based on this amended agreement, the sale of the business is an asset sale for legal and tax purposes instead of an equity sale.

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

In the statement of cashflows for the six months ended June 30, 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the three and six months ended June 30, 2024, SharpLink paid RSports $70,420 and $93,597, respectively, for use of accounting service personnel. RSports paid SharpLink $21,588 and $53,154 under the PCCA agreement for the three and six months ended June 30, 2024, respectively.

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

Sale of MTS

In June 2022, the Company’s Board of Directors authorized management to enter into negotiations to sell MTS. The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of June 30, 2024 and June 30, 2023. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations. During the three months ended June 30, 2024, the Company was notified by the Buyer of an earn-out payment due to SharpLink in connection with the sale and accrued $297,387 in an earn-out payment to be received from the Buyer. Payment was received by the Company in July 2024. No further payment is expected.

During the three months ended June 30, 2024, in accordance with the dissolution of certain MTS entities, the Company wrote-off $400,669 of aged liabilities in the statement of operations for discontinued operations. This write-off was recorded in the Other (expense) income line item below.

C4 Technology

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own online audience and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

Summary Reconciliation of Discontinued Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Revenues	$14,765	$1,913,831	$413,578	$4,071,461

Cost of Revenues	4,078	1,348,841	158,569	2,560,909

Gross Profit	10,687	564,990	255,009	1,510,552

Operating Expenses
Selling, general, and administrative expenses	35,651	1,760,573	355,174	3,515,656

Operating Loss	(24,964)	(1,195,583)	(100,165)	(2,005,104)

Interest income	(9,651)	371,413	88,510	631,021
Other (expense) income	503,320	(76,644)	501,320	(76,644)
Gain on sale of business	-	-	14,670,811	-
Interest expense	-	(132,948)	(9,027)	(246,499)
Total other income and expense	493,669	161,821	15,251,614	307,878

Income (loss) before income taxes	468,705	(1,033,762)	15,151,449	(1,697,226)

Provision for income tax expenses	15,000	1,337	586,577	4,436

Income (loss) from discontinued operations	$453,705	$(1,035,099)	$14,564,872	$(1,701,662)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$167,964	$46,369,229
Restricted cash	-	11,584,320
Accounts receivable, net of $0 allowance for credit losses	-	738,739
Unbilled receivables	-	9,447
Contract assets	-	274,833
Deferred prize expense	-	340,781
Prepaid expenses and other current assets	102,000	439,697
Investment, cost	-	200,000
Equipment, net	-	36,860
Right-of-use asset – operating lease	-	250,194
Intangible assets, net	-	2,260,351
Goodwill	-	5,300,928
Total current assets	$269,964	$67,805,379

	June 30,	December 31,
	2024	2023
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	290,266	$1,123,105
Contract liabilities	-	2,407,924
Prize liability	-	6,475,400
Customer obligations	-	50,249,095
Line of credit	-	5,000,000
Current portion of long-term debt	-	869,426
Current portion of lease liability	-	251,898
Deferred tax liability	-	20,035
Total current liabilities	$290,266	$66,396,883

Note 5 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $6,168 and $8,792 as of June 30, 2024 and December 31, 2023, respectively. Depreciation expense from continuing operations for the three months ended June 30, 2024 and 2023 was $2,140 and $3,006, respectively, and $4,343 and $5,907, respectively, for the six months ended  June 30, 2024 and 2023. Depreciation expense for discontinued operations for the three months ended June 30, 2024 and 2023 was $0 and $2,381, respectively and was $1,044 and $9,507, respectively, for the six months ended June 30, 2024 and 2023.

Intangible assets, net

Intangible assets, net of accumulated amortization as of June 30, 2024 and December 31, 2023 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, June 30, 2024
Acquired technology	3	$24,700	$9,049	$15,651
		$24,700	$9,049	$15,651

Balance, December 31, 2023
Customer relationships	5 - 10	$208,124	$208,124	$-
Acquired technology	3 - 5	808,700	790,588	18,112
Software in development	N/A	150,000	-	150,000
		$1,166,824	$998,712	$168,112

Amortization expense from continuing operations on intangible assets for the three and six months ended June 30, 2024 was $1,230 and $2,461, respectively. Amortization expense from discontinued operations was $0 and $23,469 for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2023, amortization expense from continuing operations was $25,198 and $47,660 respectively. Amortization expense for the discontinued operations was $167,118 and $328,679 for the three and six months ended June 30, 2023, respectively. As of December 31, 2023, the Company impaired, net $849,565 for the customer relationship and internally developed software in Affiliate Marketing Services due to the loss of future revenue by the exit of Affiliate Marketing Services' largest customer from the European market. The Company sold $150,000 of software in development to a third party during the first quarter of 2024.

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

Note 7 – Debt

On January 31, 2022, FourCubed Acquisition Company, LLC (“FCAC”), a wholly owned subsidiary of the Company, entered into a $3,250,000 term loan agreement with Platinum Bank (the “Term Loan Agreement”). The Term Loan Agreement bears annual interest at a rate of 4% and requires a fixed monthly payment of $59,854, consisting of principal and interest, through the term loan’s maturity, which is January 31, 2027. The Company capitalized $25,431 of loan initiation fees associated with the Term Loan Agreement which are presented net within debt on the condensed consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the condensed consolidated statement of operations.

On January 18, 2024, in conjunction with the Sale of Business, the term loan was paid off. See Note 3.

Note 8 - Convertible Debenture and Warrant

Convertible Debenture at Fair Value

The Company accounts for convertible debentures using an amortized cost model. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is accredited to the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

The Company made an irrevocable election at the time of issuance of the Debenture to record the Debenture at its fair value (the “Fair Value Option”) with changes in fair value recorded through the Company’s condensed consolidated statements of operations within other income (expense) at each reporting period. The Fair Value Option provides the Company with a measurement basis election for financial instruments on an instrument-by-instrument basis.

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

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant to purchase 880,000 ordinary shares of common stock for (i) 156,207 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance of 254,233 warrants is valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the six months ended June 30, 2024.

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The modification to the Exchange Agreement was valued on June 29, 2024, the day before the modification, using Black Scholes option-pricing model.  The Company recorded a fair value adjustment of $17,996 on the condensed consolidated statements of operations for the six months ended June 30, 2024 and removed the remaining accrued warrant liability of $152,386 through an adjustment to additional paid in capital.

The fair value of the Warrant Repurchase balance and the Pre-Funded Warrant are estimated on the following dates using the Black Scholes option pricing model with the following assumptions:

	January 19, 2024	March 6, 2024	March 31, 2024	June 30, 2024
Expected volatility	112.98%	90.90%	87.36%	88.06%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected term (years)	4.08	3.92	3.90	3.63
Risk-free rate	3.75%	4.12%	4.21%	4.33%

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

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The fair value of the warrant liability was zero as of June 30, 2024.

Fair Value, December 31, 2023	$4,395,753
Principle and interest convertible debenture repayments	(4,395,753)
Issuance of warrant repurchase balance	900,000
Conversion of warrants to shares and pre-funded warrants	(498,029)
Change in fair value of warrant repurchase balance	(231,589)
Change in fair value of warrant amendment	(17,996)
Settlement of warrant liability due to amendment	(152,386)
Fair Value, June 30, 2024	$-

As disclosed in Note 8, the Debenture and the Warrant were reported at fair value at issuance.

The following table sets forth the Company’s consolidated financial assets and liabilities measured at fair value by level within the fair value hierarchy on December 31, 2023

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

Note 10 - Warrants

In conjunction with the Convertible Debenture and Warrant issuance on February 14, 2023, 266,667 warrants that were previously issued to Alpha on November 19, 2021 were revalued on February 14, 2023, reducing the exercise price from $45.00 per warrant share to $0.60 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $5.10 stock price, exercise price of $0.60, expected dividend rate of 0%, risk-free interest rate of 4.04% and volatility of 52.57% and remaining term of 2.9 years. These same assumptions were applied to the 880,000 warrants. The value allocated to the warrants on November 19, 2021 was $11,435 and was recorded in additional paid-in capital. The fair value of the re-priced warrants on February 15, 2023 was $1,218,205, an increase of $1,206,771. The incremental value of the warrants was recorded in Additional Paid-In Capital as of December 31, 2023 as a deemed dividend.

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

In conjunction with the Amendment to the Exchange Agreement on June 30, 2024, 254,233 warrants that were previously issued to Alpha on February 14, 2023 were revalued on June 29, 2024, reducing the exercise price from $4.07 per warrant share to $0.0001 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $0.60 stock price, exercise price of $0.0001, expected dividend rate of 0%, risk-free interest rate of 4.33% and volatility of 88.06% and remaining term of 3.63 years. The fair value of the re-priced warrants on June 29, 2023 was $152,386, a decrease of $17,996. The incremental value of the warrants was recorded as change in fair value on the condensed consolidated statements of operations as of June 30, 2024.  As a result of the removal of the repurchase option, the remaining warrant liability of $152,386 was removed as an adjustment to additional paid in capital as of June 30, 2024.

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2024:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2023	1,158,015	$3.43	3.58
Previously issued regular warrants exchanged	(723,893)	4.10	-
Exchanged revalued warrants issued	723,893	-	7.35
Exercised	(422,874)	$1.89	-
Outstanding as of June 30, 2024	735,141	$0.28	7.37

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2023:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2022	464,046	$0.72	2.96
Previously issued regular warrants	(266,667)	(8.93)	0.52
Revalued regular warrants	266,667	0.12	0.52
Issued and vested	880,000	2.68	3.20
Outstanding as of June 30, 2023	1,344,046	$2.93	4.13

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

The Company granted 0 and 169,309 options for the six months ended June 30, 2024 and 2023, respectively. The Company recognized stock compensation expense for stock options of $85,204 and $319,664 for the six months ended June 30, 2024 and 2023, respectively, of which $12,041 and $183,186 of expense are recorded in discontinued operations. The Company recognized stock compensation expense for stock options of $43,052 and $167,630 for the three months ended June 30, 2024 and 2023, respectively, of which $0 and $95,210 of expense are recorded in discontinued operations.

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

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	June 30, 2024	June 30, 2023
Expected volatility	51.02 - 116.56%	53.6 - 54.6%
Expected dividends	0%	0%
Expected term (years)	5.0 - 6.0	5.6 - 5.9
Risk-free rate	0.40 - 4.33%	3.4 - 4.1%
Fair value of Ordinary Shares on grant date	$1.70 - 32.88	$1.7 - 34.40

The summary of activity under the plans as of June 30, 2024, and change during the six months ended June 30, 2024, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Granted	-
Exercised	-
Forfeited	(102,772)	5.7
Expired	(167,970)	8.8
Outstanding as of June 30, 2024	144,077	$10.97	7.9	$1,500
Exercisable as of June 30, 2024	89,149	$13.62	7.7	$1,500

The summary of activity under the plans as of June 30, 2023, and change during the six months ended June 30, 2023, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2022	288,912	$1.14		7,750
Granted	169,309	5.23
Exercised	-	-
Forfeited	(7,111)	5.70
Expired	(889)	5.70
Outstanding as of June 30, 2023	450,221	$4.97	9.1	7,450
Exercisable as of June 30, 2023	174,650	$7.17	8.6	7,450

Unamortized stock compensation expense of $270,105 will be amortized through 2026 for 52,428 of unvested options and has a weighted average recognition period of 8.3 years.

Restricted Stock Units

For the six months ended June 30, 2024, the Company’s Compensation Committee recommended to the Board of Directors and the Board approved the granting of certain restricted stock units (“RSU”) to members of the senior leadership team and the Board of Directors. The aggregate fair value of RSU awards was $419,200 and valued at the closing price of the Company’s Common Stock on the date of grant. The RSUs vest at quarterly intervals over the remainder of 2024. There were no RSU's granted in 2023. The following is a summary of RSU activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Grant	Contractual	Intrinsic
	Shares	Date Fair Value	Term	Value
Outstanding as of December 31, 2023	-	$-		-
Granted	300,000	1.40	-	-
Cancelled	-	-	-	-
Vested and released	(150,000)	-	-	$3,200
Outstanding and unvested as of June 30, 2024	150,000	$1.40	3.78	-

The Company recognized $212,800 as part of the total stock compensation expense related to RSU awards for the six months ended June 30, 2024. The total unrecognized compensation cost related to unvested RSUs as of June 30, 2024 was $206,400.

Note 12 - Operating Segments

As of June 30, 2024, the Company has one reportable operating segment: Affiliate Marketing Services.

During the three months ended June 30, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change, we have  one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance. The Chief Operating Decision Maker is the Company's CEO.

The Affiliate Marketing Services segment operates a global affiliate network and performance marketing platform which owns and operates web domains designed to attract, acquire and retain sports betting and casino traffic directly to the Company’s licensed sportsbook and casino partners.. The Company earns a commission from sportsbooks and casino operators (cost per acquisition or a portion of net gaming revenues) on new depositors referred to them. .

Summarized revenues by country in which the Company operated for the three and six months ended June 30, 2024 and 2023 are shown below:

For the three months ended June 30, 2024:

Affiliate Marketing
Services
United States	$230,725
Rest of the World	750,547
Revenue	$981,272

For the six months ended June 30, 2024:

Affiliate Marketing
Services
United States	$438,726
Rest of the World	1,518,492
Revenue	$1,957,218

For the three months ended June 30, 2023:

Affiliate Marketing
Services
United States	$218,638
Rest of the World	1,124,888
Revenue	$1,343,526

For the six months ended June 30, 2023:

Affiliate Marketing
Services
United States	$443,123
Rest of the World	2,133,164
Revenue	$2,576,287

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	June 30, 2024	June 30, 2023

Customer A	37%	39%
Customer B	22%	35%

Note 13 - Revenue Recognition

For the six months ended June 30, 2024 and 2023, the Company has recognized its revenue at a point in time. The Company’s only revenue stream is services.

The Company’s assets and liabilities related to its contracts with customers were as follows:

	June 30, 2024	June 30, 2023

Accounts receivable	$329,896	$507,011
Unbilled revenue	$-	$11,408

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

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

Note 14 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the six-month periods ended  June 30, 2024 was (0.3%) and (0.31%), respectively. The Company has NOLs available to offset 80% of the current year taxable income and the gain, net of tax is classified as discontinued operations in the financial statements. The Company is in the process of dissolving certain legal entities to simply its legal structure. The tax impact of these legal entities being dissolved is not expected to be significant.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Sale of Business (See Note 3), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at June 30, 2024. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

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

As the Company had a net loss from continuing operations and net income from discontinued operations for the three and six months ended June 30, 2024, the following presents dilutive and anti-dilutive securities. For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

	Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2024
Dilutive:
Prefunded warrants	469,560	469,560
Regular warrants	254,233	254,233
MTS Warrants	2,500	2,500
MTS Stock options	2,500	2,500
Total Dilutive	728,793	728,793
Anti-Dilutive:
Stock options	141,577	141,577
Series A-1 preferred stock	7,202	7,202
Series B preferred stock	12,481	12,481
MTS warrants	5,833	5,833
SportsHub warrants	3,015	3,015
Restricted Stock Units	150,000	150,000
Total Anti-dilutive	320,108	320,108

As the Company had net loss from continuing operations and discontinued operations for the three and six months ended June 30, 2023, the following anti-dilutive securities outstanding as of  June 30, 2023 were excluded in weighted average shares outstanding:

Anti-Dilutive:	Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2023
Prefunded warrants	125,359	125,359
MTS warrants	2,500	2,500
MTS options	2,500	2,500
Stock options	447,721	447,721
Series A-1 preferred stock	7,130	7,130
Series B preferred stock	12,481	12,481
MTS warrants	5,833	5,833
Purchase warrants	880,000	880,000
Regular warrants	330,354	330,354
SportsHub warrants	3,015	3,015
Total Anti-dilutive	1,816,893	1,816,893

The calculation of the net income (loss) per share and weighted-average shares of the Company’s common stock outstanding for the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(916,664)	$(2,406,059)	$(2,677,475)	$(4,563,242)
Add/(Less): deemed dividend on warrant exchange agreement	-	-	(44,619)	-
Less: deemed dividends on series B preferred stock	-	(48,633)	-	(48,633)
Less: dividends on series B preferred stock	-	(699)	-	(1,648)
Net loss from continuing operations available to common stockholders	(916,664)	(2,455,391)	(2,722,094)	(4,613,523)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	453,705	(1,035,099)	14,564,872	(1,701,662)

Net income (loss) available to common stockholders	$(462,959)	$(3,490,490)	$11,842,778	$(6,315,185)

Basic weighted-average shares for continuing and discontinued operations	3,392,504	2,813,900	3,250,306	2,813,900
Diluted weighted average shares for discontinued operations	4,121,297	2,813,900	3,979,099	2,813,900

Basic:
Net (loss) from continuing operations per share	$(0.27)	$(0.87)	$(0.84)	$(1.64)
Net income (loss) from discontinued operations per share	0.13	(0.37)	4.48	(0.60)
Net income (loss) per share	$(0.14)	$(1.24)	$3.64	$(2.24)

Fully Diluted:
Net (loss) from continuing operations per share	$(0.27)	$(0.87)	$(0.84)	$(1.64)
Net income (loss) from discontinued operations per share	0.11	(0.37)	3.66	(0.60)
Net income (loss) per share	$(0.16)	$(1.24)	$2.82	$(2.24)

Note 16 – Related Party Transactions

The Company uses Brown & Brown (“Brown”), which acquired Hays Companies, as an insurance broker. Brown is considered a related party as an executive of Brown previously served on the Board of Directors of SharpLink Israel. The Company paid $203,765 and $486,111 for the six months ended June 30, 2024 and 2023, respectively, for insurance coverage brokered by Brown. SharpLink Israel’s former director earned no commissions for the placement of these policies.

The Company leased office space in Canton, Connecticut from CJEM, LLC (CJEM), which is owned by a former executive of the Company. The Company paid rent expense of $3,200 and $19,200 for the six months ended June 30, 2024 and 2023, respectively. For the three month period June 30, 2024 and 2023, the Company paid rent expense of $0 and $9,600, respectively,

Note 17 – Subsequent Events

On July 11, 2024, SharpLink received a letter from Nasdaq Listing Qualifications indicating that the Company is no longer in compliance with the minimum bid price requirement for continued listing set forth in Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. The rules also provide SharpLink a compliance period of 180 calendar days to regain compliance. According to the Letter, the Company has until January 7, 2025 to regain compliance with the minimum bid price requirement. SharpLink can regain compliance if at any time during this 180-day period, the closing bid price of its Common Stock is at least $1.00 for a minimum of ten consecutive business days, in which case SharpLink will be provided with written confirmation of compliance by Nasdaq and this matter will be closed. In the event that the Company fails to regain compliance after the initial 180-day period, SharpLink may then be eligible for additional time if it meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will be required to provide written notice of its intention to cure the deficiency during the second compliance period equal to an additional 180 calendar days.  If SharpLink cannot demonstrate compliance by the end of the second compliance period, Nasdaq will notify SharpLink that its Common Stock is subject to delisting. The Letter has no immediate effect on SharpLink’s listing or the trading of its Common Stock, and during the grace period, as may be extended, the Company’s Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “SBET.”

On July 18, 2024, SharpLink announced that its Board of Directors (“Board”) has initiated a formal review process to evaluate strategic alternatives for the Company. The Board and management team are taking a measured approach to considering multiple proposals that have been received by the Company and other proposals it expects to receive. SharpLink has been exploring strategic alternatives that include, but are not limited to, a sale, merger, strategic business combination or other transaction. SharpLink has not set a deadline or definitive timetable for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of SharpLink Gaming, Inc. and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” “our Company,” the “Company,” “we,” “our,” and “us”), highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2023 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2024. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

During the three months ended June 30, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change in our organizational structure, we have one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance.

During the three and six months ended June 30, 2024 and 2023, our continuing operations generated revenues of $981,272 and $1,343,526, respectively, for the three months ended and $1,957,218and $2,576,287respectively, for the six months ended representing a -27.0% decrease on a comparative quarter over quarter basis and a  24.0% decrease on a comparative year-over-year basis.

Sale of Legacy MTS Business

On December 31, 2022, SharpLink Israel closed on the sale of its legacy MTS business (“Legacy MTS”) to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an earn-out payment (an “Earn-Out Payment”) equal to three times Legacy MTS’ Earnings Before Interest, Taxes Depreciation and Amortization (“EBITDA”) for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the business as at December 31, 2023, and for the 12-month period ending on such date (as applicable, the “Earn-Out Schedule Delivery Date”), which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller a schedule certified by its Chief Executive Officer and Chief Financial Officer (an “Earn-Out Schedule”) setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023). During the 2nd quarter ended June 30, 2024, the Company was notified that amount was $297,387. Payment was received by the Company in July 2024. No further payment is expected.

Discontinued Operations

SharpLink’s business-building platform previously included the provision of Free-To-Play (“F2P”) sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others. In addition, we previously owned and operated a variety of proprietary real-money fantasy sports and sports simulation games and mobile apps through our SportsHub/fantasy sports business unit, which also owned and operated LeagueSafe, one of the fantasy sports industry’s most trusted sources for collecting and protecting private fantasy league dues.

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

The historical results of our Sports Gaming Client Services and SportsHub Gaming Network businesses have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the Sale of Business.

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

On July 11, 2024, SharpLink received a notice (the "Notice") from Nasdaq Listing Qualifications indicating that the Company is no longer in compliance with the minimum bid price requirement for continued listing set forth in Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. The rules also provide SharpLink a compliance period of 180 calendar days to regain compliance. According to the Notice, the Company has until January 7, 2025 to regain compliance with the minimum bid price requirement. SharpLink can regain compliance if at any time during this 180-day period, the closing bid price of its Common Stock is at least $1.00 for a minimum of ten consecutive business days, in which case SharpLink will be provided with written confirmation of compliance by Nasdaq and this matter will be closed. In the event that the Company fails to regain compliance after the initial 180-day period, SharpLink may then be eligible for additional time if it meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will be required to provide written notice of its intention to cure the deficiency during the second compliance period equal to an additional 180 calendar days. If SharpLink cannot demonstrate compliance by the end of the second compliance period, Nasdaq will notify SharpLink that its Common Stock is subject to delisting. The Notice has no immediate effect on SharpLink’s listing or the trading of its Common Stock, and during the grace period, as may be extended, the Company’s Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “SBET.”

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

At-The-Market ("ATM") Offering

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. As of August 14, 2024, SharpLink has raised gross proceeds of $71,343 from sales of Shares under the ATM Sales Agreement.

Exchange Agreement with Alpha Capital Anstalt

As previously reported on a Current Report on Form 8-K, dated February 16, 2023, on February 15, 2023, SharpLink issued a warrant to Alpha Capital Anstalt ("Alpha”) to purchase 880,000 common shares (as adjusted for the 1-for-10 -reverse stock split) of the Company (the "2023 Warrant”). The 2023 Warrant provided that in the event of a fundamental transaction, which included a sale of substantially all of the Company’s assets, at Alpha’s option, the Company would repurchase the 2023 Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the "Warrant Repurchase”). On January 18, 2024, SharpLink sold substantially all of its assets as was disclosed in a Current Report on Form 8-K, filed on January 24, 2024 (the "Asset Sale”).

On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the "Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 3(e)(ii) of the 2023 Warrant in connection with the Asset Sale. Pursuant to Section 5(1) of the 2023 Warrant, Alpha agreed to waive its right to the Warrant Repurchase at the time of the Asset Sale. The Settlement Agreement provides that the Warrant Repurchase for its Black Scholes value would take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a "fundamental transaction” as defined in the 2023 Warrant. The Parties fixed the Black Scholes value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the "Exchange Agreement”) with Alpha. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the "Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the "Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the "Warrant Repurchase Balance”). The Warrant Repurchase Balance is valued at $260,111 and shall be subject to the repurchase terms set forth in the Settlement Agreement.

Effective June 30, 2024, SharpLink and Alpha entered into an Exchange Agreement No. 2 (the "Exchange Agreement No. 2”), but made effective as of June 30, 2024, whereby Alpha exchanged the Warrant Repurchase Balance for (i) a new warrant to purchase 254,233 shares of SharpLink’s common stock with a strike price of $0.001 (the "New Warrant”); and (ii) the termination of the Warrant Repurchase Balance including the repurchase obligations set forth thereunder.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	Change	% Change	For the Six Months Ended June 30, 2024	For the Six Months Ended June 30, 2023	Change	% Change
Revenues	$981,272	$1,343,526	$(362,254)	-27.0%	$1,957,218	$2,576,287	$(619,069)	-24.0%
Cost of Revenues	701,142	942,204	(241,062)	-25.6%	1,389,876	1,784,886	(395,010)	-22.1%
Gross profit	280,130	401,322	(121,192)	-30.2%	567,342	791,401	(224,059)	-28.3%
Gross profit percentage	28.5%	29.9%			29.0%	30.7%
Total operating expenses	1,484,680	2,136,936	(652,256)	-30.5%	3,456,755	4,182,270	(725,515)	-17.3%
Operating loss	(1,204,550)	(1,735,614)	531,064	-30.6%	(2,889,413)	(3,390,869)	501,456	-14.8%
Total other income (expenses)	330,990	(664,374)	995,364	-149.8%	260,716	(1,137,660)	1,398,376	-122.9%
Net income (loss) before income taxes	(873,560)	(2,399,988)	1,526,428	-63.6%	(2,628,697)	(4,528,529)	1,899,832	-42.0%
Provision for income taxes	(43,104)	(6,071)	(37,033)	610.0%	(48,778)	(34,713)	(14,065)	40.5%
Net income (loss) from continuing operations	(916,664)	(2,406,059)	1,489,395	-61.9%	(2,677,475)	(4,563,242)	1,885,767	-41.3%
Net income (loss) from discontinued ops, net of tax	453,705	(1,035,099)	1,488,804	-143.8%	14,564,872	(1,701,662)	16,266,534	-955.9%
Net income (loss)	$(462,959)	$(3,441,158)	$2,978,199	-86.5%	$11,887,397	$(6,264,904)	$18,152,301	-289.7%

For the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

For the three months ended June 30, 2024, revenues declined 27.0% to $981,272 compared to $1,343,526 reported for the same three-month period in the prior year. The decrease is largely due to the market conditions softening and the loss of customers.

Gross Profit

For the three months ended June 30, 2024, gross profit totaled $280,130, reflecting a 30.2% decrease from a gross profit of $401,322 for the three months ended June 30, 2023. Our gross profit margin modestly declined to 28.5% %from 29.9% for the three months ended June 30, 2024 and 2023, respectively.

Total Operating Expenses

For the three months ended June 30, 2024, total operating expenses decreased 30.5% to $1,484,680 from $2,136,936 reported for the same three-month period in the prior year. The decrease was primarily due to higher payroll, online marketing, editorial and travel related costs in the second quarter of 2023 associated with the Company’s second quarter 2023 primarily related to the expansion initiatives relating to our Affiliate Marketing Services. Further, total business insurance costs were higher in the 2nd quarter of 2023.

Net Income (Loss) from Continuing Operations

Largely attributable to the Company’s concerted effort to lower payroll and other costs, net loss from continuing operations decreased -61.9%  to $(916,664) for the three months ended June 30, 2024, compared to a net loss from continuing operations of $(2,406,059)reported for the same three months in 2023.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended June 30, 2024, net loss from discontinued operations, net of tax decreased 143.8% to $453,705, which compared to a net loss from discontinued operations, net of tax of $(1,035,099) for the three months ended June 30, 2023. The decrease in net loss is due to the gain on the wind down of certain MTS business operations.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the three months ended June 30, 2024 totaled $(462,959), which was an 86.5% improvement from a net loss of $(3,441,158) reported for three months ended June 30, 2023.

For the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

For the six months ended June 30, 2024, revenues declined 24.0% to $1,957,218 compared to $2,576,287 reported for the same six-month period in the prior year. The decrease is largely due to the market conditions softening and the loss of customers.

Gross Profit

For the six months ended June 30, 2024, gross profit totaled $567,342, reflecting a 28.3% decrease from a gross profit of $791,401 for the six months ended June 30, 2023. Our gross profit margin slightly decreased to 29.0% from 30.7% for the six months ended June 30, 2024 and 2023, respectively.

Total Operating Expenses

For the six months ended June 30, 2024, total operating expenses decreased 17.3% to $3,456,755 from $4,182,270 reported for the same six-month period in the prior year. The decrease was primarily due to primarily due to higher business insurance costs and higher payroll, online marketing, editorial and travel related costs in the first half of 2023 associated with the Company’s expansion initiatives of our Affiliate Marketing Services.

Net Income (Loss) from Continuing Operations

Largely attributable to the Company’s concerted effort to lower payroll and other costs, net loss from continuing operations decreased 41.3% to $(2,677,475) for the six months ended June 30, 2024, compared to a net loss from continuing operations of $(4,563,242) reported for the same six months in 2023.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the six months ended June 30, 2024, net income from discontinued operations, net of tax increased 955.9% to $14,564,872, which compared to a net loss from discontinued operations, net of tax of $(1,701,662) for the six months ended June 30, 2023. The increase is due to the gain on the sale of SHGN and Sports Gaming Client Services in January 2024 for $22.5 million.

Net Income (Loss)

As a result of the aforementioned reasons, net income for the six months ended June 30, 2024 totaled $11,887,397, which was a 289.7% improvement from a net loss of $(6,264,904) reported for six months ended June 30, 2023.

Cash Flows

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

As of June 30, 2024, cash on hand was $2,435,600, a -2.1%decrease when compared to cash on hand of $2,487,481 as of December 31, 2023.

For the six months ended June 30, 2024, net cash used in operating activities from continuing operations totaled $(3,952,960) compared to net cash used for operating activities from continuing operations of $(2,832,754) in the prior year. Net cash used in operating activities from discontinued operations was $(17,002,007), which compared to net cash used in operating activities of $(9,211,756) from discontinued operations for the same six-month period in 2023. Overall, net cash used for operating activities was $(20,954,967) and $(12,044,510)for the six months ended June 30, 2024 and 2023, respectively. The change in the operating cashflows was largely attributable to the gain on the sales of assets in connection with the Sale of the Company’s SHGN and Sports Gaming Client Services businesses in January 2024, 2024 six-month reporting period as compared to the six months ended June 30, 2023.

For the six months ended June 30, 2024, net cash used in the Company’s investing activities from continuing operations totaled $148,281, a decrease of 218.5% when compared to cash used for investing activities from continuing operations of $(125,138) for the same six-month period in 2023. For the six months ended June 30, 2024 and 2023, net cash used for investing activities from discontinued operations was $(18,857,834) and $(343,206), respectively. The increase in cash used in investing activities is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

For the six months ended June 30, 2024, net cash used for financing from continuing operations was $(12,337,694), a 434.8% decrease when compared to net cash provided by financing activities from continuing operations for the same six-month period in 2023. For the six months ended June 30, 2024 net cash used in financing activities from discontinued operations was $5,835,352 compared to net cash provided by financing activities of $3,685,400 for the six months ended June 30, 2023. The comparable decline was largely due to the issuance of a $4,000,000 convertible debenture to an institutional investor and proceeds from a line of credit secured from our commercial lender in February 2023, offset primarily by repayments of $19,205,606 in debt in the first quarter of 2024, including the repayment of the convertible debenture for $4,395,753.

Liquidity and Capital Resources

As of June 30, 2024, we had working capital of $2,739,096. For the three and six months ended June 30, 2024, we had a net loss from continuing operations of $(916,664) and $(2,677,475), respectively, compared to a net loss from continuing operations of $(2,406,059) and $(4,563,242), respectively, reported for the same three and six months in 2023.

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

Off-Balance Sheet Arrangements

On June 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities. We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the six months ended June 30, 2024.

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

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2024 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the six months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SharpLink Gaming, Inc.

Dated: August 14, 2024	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: August 14 2024	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer