Form 10-Q
period 2024-09-30
SharpLink Gaming, Inc.
filed 2024-11-14
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 14, 2024, there were 3,585,350 shares of Common Stock issued and outstanding.

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	30

ITEM 4.	CONTROLS AND PROCEDURES	30

PART II.	OTHER INFORMATION	31

ITEM 1.	LEGAL PROCEEDINGS	31

ITEM 1A.	RISK FACTORS	31

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	31

ITEM 4.	MINE SAFETY DISCLOSURES	31

ITEM 5.	OTHER INFORMATION	31

ITEM 6.	EXHIBITS	31

SIGNATURES		32

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024
	(unaudited)	December 31, 2023
Assets
Current Assets
Cash	$1,850,206	$2,487,481
Accounts receivable, net of allowance for credit losses of $0	457,077	415,119
Unbilled receivables	-	12,000
Prepaid expenses and other current assets	328,992	383,295
Due from Rsports Interactive, Inc.	16,710	-
Current assets from discontinued operations	243,141	67,805,379
Total current assets	2,896,126	71,103,274

Equipment, net	4,624	8,792
Intangible assets, net	14,406	168,112
Total assets	$2,915,156	$71,280,178

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$743,585	$1,463,699
Line of credit	-	6,345,978
Current portion of long-term debt	-	645,571
Current portion of convertible debenture, net of discount of $0 and $283,335, respectively, warrant discount of $0 and $831,746, respectively, accrued interest of $0 and $299,648, respectively	-	4,395,753
Current liabilities from discontinued operations	151,428	66,396,883
Total current liabilities	895,013	79,247,884

Long-Term Liabilities
Deferred tax liability	-	7,155
Debt, less current portion	-	1,424,908
Total liabilities	895,013	80,679,947

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 7,202; liquidation preference: $116,997	1	1,440
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 12,481; liquidation preference: $529,122	1	2,496
Common stock, $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares: 3,585,350 and 2,863,734, respectively	343	572,770
Treasury stock, 90 common shares at cost	(29,000)	(29,000)
Additional paid-in capital	78,955,110	77,909,981
Accumulated deficit	(76,906,312)	(87,857,456)
Total stockholders’ equity (deficit)	2,020,143	(9,399,769)
Total liabilities and stockholders’ equity	$2,915,156	$71,280,178

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$881,690	$1,349,331	$2,838,908	$3,925,618
Cost of revenues	709,045	958,665	2,098,921	2,743,551
Gross profit	172,645	390,666	739,987	1,182,067

Operating expenses
Selling, general, and administrative expenses	970,080	1,795,057	4,426,835	5,977,327
Operating loss	(797,435)	(1,404,391)	(3,686,848)	(4,795,260)

Other income and expense
Interest income	16,178	20,440	48,206	31,682
Interest expense	-	(318,977)	(324,518)	(789,842)
Other income	-	-	297,387	-
Change in fair value of convertible debenture and warrant liabilities	-	(324,205)	255,819	(1,002,242)
Total other income (expense)	16,178	(622,742)	276,894	(1,760,402)

Net loss before income taxes	(781,257)	(2,027,133)	(3,409,954)	(6,555,662)
Income tax (expense)	(6,735)	(314)	(55,513)	(35,027)
Net loss from continuing operations	(787,992)	(2,027,447)	(3,465,467)	(6,590,689)
Net income (loss) from discontinued operations, net of tax	(97,139)	(822,100)	14,467,733	(2,523,754)
Net income (loss)	$(885,131)	$(2,849,547)	$11,002,266	$(9,114,443)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to common stockholders	$(787,992)	$(2,027,660)	$(3,510,086)	$(6,641,183)

Net income (loss) from discontinued operations available to common stockholders	(97,139)	(822,100)	14,467,733	(2,523,754)
	(885,131)	(2,849,760)	10,957,647	(9,164,937)

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	3,510,319	2,863,607	3,338,549	2,736,583
Diluted weighted average shares for discontinued operations	4,234,112	2,863,607	4,062,342	2,736,583
Net earnings (loss) per share:
Net loss from continuing operations per share - basic	$(0.22)	$(0.71)	$(1.05)	$(2.43)
Net income (loss) from discontinued operations per share – basic	$(0.03)	$(0.29)	$4.33	$(0.92)
Net income (loss) per share - basic	$(0.25)	$(1.00)	$3.28	$(3.35)
Net loss from continuing operations per share - diluted	$(0.22)	$(0.71)	$(1.05)	$(2.43)
Net income (loss) from discontinued operations per share – diluted	$(0.03)	$(0.29)	$3.56	$(0.92)
Net income (loss) per share - diluted	$(0.25)	$(1.00)	$2.51	$(3.35)

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2024 and 2023

(UNAUDITED)

	Common/Ordinary shares		Series A-1 preferred stock		Series B preferred stock
							Additional			Total
							Paid-In	Treasury	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517
Net loss	-	-	-	-	-	-	-	-	(2,823,738)	(2,823,738)
Stock-based compensation expense	-	-	-	-	-	-	152,034	-	-	152,034
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, March 31, 2023	2,688,541	537,731	6,880	1,376	12,481	2,496	77,365,818	(29,000)	(76,389,379)	1,489,042
Net loss	-	-	-	-	-	-	-	-	(3,441,158)	(3,441,158)
Stock-based compensation expense	-	-	-	-	-	-	167,630	-	-	167,630
Deemed dividends on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	48,633	-	(48,633)	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	250	50	-	-	(50)	-	-	-
Balance, June 30, 2023	2,688,541	537,731	7,130	1,426	12,481	2,496	77,582,031	(29,000)	(79,879,170)	(1,784,486)
Net loss	-	-	-	-	-	-	-	-	(2,849,547)	(2,849,547)
Stock-based compensation expense	-	-	-	-	-	-	170,116	-	-	170,116
Issuance of ordinary shares for cashless exercised warrants	121,479	24,296	-	-	-	-	(24,296)	-	-	-
Issuance of ordinary shares to SportsHub shareholders which were previously reserved for future issuance	23,714	4,743	-	-	-	-	(4,743)	-	-	-
Deemed dividend on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	-	-	-	-
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	72	14	-	-	(14)	-	-	-
Balance, September 30, 2023	2,833,734	$566,770	7,202	$1,440	12,481	$2,496	$77,723,094	$(29,000)	$(82,728,717)	$(4,463,917)

Balance, December 31, 2023	2,863,734	$572,770	7,202	1,440	12,481	2,496	77,909,981	(29,000)	(87,857,456)	(9,399,769)
Net Income	-	-	-	-	-	-	-	-	12,350,356	12,350,356
Domestication equity adjustment - Note 1	-	(572,476)	-	(1,439)	-	(2,495)	576,410	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	42,152	-	-	42,152
Shares issued for vested restricted stock	75,000	-	-	-	-	-	108,000	-	-	108,000
Issuance of common stock for exercise of warrants	266,667	27	-	-	-	-	159,973	-	-	160,000
Warrant settlement agreement - Note 8	-	-	-	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for exchange of warrants - Note 8	156,207	15	-	-	-	-	210,879	-	(6,503)	204,391
Warrant exchange agreement - deemed dividend - Note 8	-	-	-	-	-	-	44,619	-	(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 8	-	-	-	-	-	-	287,150	-	-	287,150
Balance, March 31, 2024	3,361,608	336	7,202	1	12,481	1	78,439,164	(29,000)	(75,558,222)	2,852,280
Net Loss	-	-	-	-	-	-	-	-	(462,959)	(462,959)
Stock-based compensation expense	-	-	-	-	-	-	43,052	-	-	43,052
Shares issued for vested restricted stock	75,000	-	-	-	-	-	104,800	-	-	104,800
Shares sold for cash	71,200	7	-	-	-	-	71,349	-	-	71,356
Warrant exchange amendment - Note 8	-	-	-	-	-	-	152,386	-	-	152,386
Balance, June 30, 2024	3,507,808	$343	7,202	$1	12,481	$1	$78,810,751	$(29,000)	$(76,021,181)	$2,760,915
Net Loss	-	-	-	-	-	-	-	-	(885,131)	(885,131)
Shares issued for vested restricted stock	75,000	-	-	-	-	-	104,800	-	-	104,800
Stock-based compensation expense	-	-	-	-	-	-	39,559	-	-	39,559
Issuance of common stock for exercise of warrants	2,542	-	-	-	-	-	-	-	-	-
Balance, September 30, 2024	3,585,350	$343	7,202	$1	12,481	$1	$78,955,110	$(29,000)	$(76,906,312)	$2,020,143

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Includes cash flow activities from both continuing and discontinued operations	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	11,002,266	(9,114,443)
Net income (loss) from discontinued operations, net of tax	14,467,733	(2,523,754)
Net loss from continuing operations	$(3,465,467)	$(6,590,689)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,592	82,374
Amortization of loan costs	-	8,153
Amortization of debt discount	71,781	327,962
Amortization of prepaid stock issued for services	-	129,000
Change in fair value	(255,819)	1,002,243
Accrued interest on convertible debenture	-	216,987
Deferred tax expense	(7,155)	(62,218)
Stock-based compensation expense	112,721	204,301
Changes in assets and liabilities
Accounts receivable	(29,958)	(84,364)
Unbilled receivables	-	296
Due from Rsports Interactive, Inc.	(16,710)	-
Prepaid expenses and other current assets	195,957	(193,855)
Accounts payable and accrued expenses	(1,048,944)	1,054,298
Contract liabilities	-	35,188
Customer deposits and other current liabilities	-	50,171
Net cash used in operating activities – continuing operations	(4,434,002)	(3,820,153)
Net cash (used in) provided by operating activities - discontinued operations	(17,112,182)	10,033,364
Net cash used in operating activities	(21,546,184)	6,213,211

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(1,719)	(12,145)
Proceeds from sale of intellectual property	150,000	-
Capital expenditures for internally developed software	-	(201,948)
Net cash provided by (used in) investing activities – continuing operations	148,281	(214,093)
Net cash used in investing activities - discontinued operations	(18,857,834)	(630,257)
Net cash used for investing activities	(18,709,553)	(844,350)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	(4,148,571)	4,000,000
Proceeds from sale of common stock	71,356	-
Proceeds from line of credit	550,000	3,750,000
Repayment of line of credit	(6,900,000)	-
Payments on long-term debt	(2,070,479)	(470,229)
Proceeds from exercise of warrants	160,000	-
Net cash generated by (used in) financing activities – continuing operations	(12,337,694)	7,279,771
Net cash (used in) generated by financing activities - discontinued operations	(5,835,352)	583,135
Net cash generated by (used in) financing activities	(18,173,046)	7,862,906

Net change in cash	(58,428,783)	13,231,767

Cash and restricted cash, beginning of period including discontinued operations	60,441,130	51,105,486
Cash and restricted cash, end of period including discontinued operations	2,012,347	64,337,253
Less cash from discontinued operations	(162,141)	(61,634,047)
Cash and restricted cash, end of period	$1,850,206	$2,703,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	485,531	485,531
Cash paid for taxes	504,755	86,320
Extension of maturity of operating lease liability	-	77,742

NON-CASH FINANCING ACTIVITIES:
Settlement agreement, liability issued for warrants	(900,000)	-
Issuance of common stock in exchange of warrants	210,879	-
Issuance of common stock for vested restricted stock	317,600	-
Deemed Dividend	44,619	48,633
Warrant exchange agreement, issuance of pre-funded warrants	287,150	-
Warrant exchange amendment, revalue of strike price and removal of repurchase requirement	152,386	-
Discount on convertible debenture and purchase warrant	-	1,574,229
Dividends on Series B preferred stock in Series A-1 preferred stock	-	1,861

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three and nine months ended September 30, 2024 and 2023

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming, Inc. (the “Company,” “SharpLink,” “we” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2024 and December 31, 2023, as well as its results of operations  for the three and nine months ended September 30, 2024 and 2023. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2024.

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

Prior to the sale of SharpLink’s Sports Gaming Client Services and SportsHub Gaming Network (“SHGN”) business units in January 2024 to RSports Interactive, Inc. (“RSports”), a Minnesota corporation, (the “Sale of Business”), the SHGN unit owned and operated an online gaming business that primarily facilitated daily and seasonal peer-to-peer fantasy contests for its end users. The SHGN business unit also operated a website that provided a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds and facilitation of prize payouts. SharpLink’s Sports Gaming Client Services game development business was engaged in the provision of fantasy and free-to-play sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others.

On January 18, 2024, the Company entered into a Purchase Agreement (the “PA”) with RSports to sell the Company’s Sports Gaming Client Services and SHGN business units. See Note 3 for further information regarding the sale of Sports Gaming Client Services and SHGN business units.

On February 13, 2024, SharpLink Gaming Ltd. (“SharpLink Israel” and former parent company) completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Gaming, Inc. (“SharpLink US”), SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of subsidiary of SharpLink US (Domestication Merger Sub) . The Domestication Merger was achieved through a merger of Domestication Merger Sub Ltd. with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024.

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

The following represents the change in the par value based on the outstanding ordinary and preferred shares to common and preferred stock after the Domestication Merger on February 13, 2024:

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

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 4. During the nine months ended September 30, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change, we have one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance. See Note 12 for operating segment.

Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency transaction gains and losses resulting from remeasurement are recognized in other income and expenses within the condensed consolidated statements of operations.

Reverse Share Split

On April 23, 2023, SharpLink Israel effected a one-for-ten (1:10) reverse share split of all the Company’s share capital and adopted amendments to its Memorandum of Association and Second Amended and Restated Articles of Association (“M&AA”), whereby the Company (i) decreased the number of issued and outstanding ordinary shares, nominal value NIS 0.60 per share, from 26,881,244 to 2,688,541; (ii) reduced the total number of the Company’s authorized shares under its M&AA from 92,900,000 shares of ordinary shares, nominal value NIS 0.06 (USD 0.02) per share, to 9,290,000 shares of ordinary shares, nominal value NIS 0.60 (USD 0.20) per share; and (ii) decreased by a ratio of one-for-ten (1:10) the number of retrospectively issued and outstanding shares of ordinary shares. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Discontinued Operations

In June 2022, SharpLink Israel's Board of Directors approved management to enter into negotiations to sell Israel-based Mer Telemanagement Solutions Ltd. (“MTS” or “Enterprise TEM”). The Company completed the sale of MTS on December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of September 30, 2024 and December 31, 2023. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

In December 2023, SharpLink Israel's Board of Directors approved management to enter into a Letter of Intent with RSports to purchase the Company’s Sports Gaming Client Services and SHGN businesses.

In December 2023, SharpLink Israel discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on monetizing our own online audience and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

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

The Company has discontinued operations for the Sports Gaming Client Services and SHGN businesses. See Note 4.

The Company is in the process of closing its legal entities in MTS in order to simplify its legal structure.

Nasdaq Notice

On July 11, 2024, SharpLink received a letter from Nasdaq Listing Qualifications (the "Letter") indicating that the Company is no longer in compliance with the minimum bid price requirement for continued listing set forth in Listing Rule 5550(a)(2), which requires listed securities to maintain a minimum bid price of $1.00 per share. The rules also provide SharpLink a compliance period of 180 calendar days to regain compliance. According to the Letter, the Company has until January 7, 2025 to regain compliance with the minimum bid price requirement. SharpLink can regain compliance if at any time during this 180-day period, the closing bid price of its Common Stock is at least $1.00 for a minimum of ten consecutive business days, in which case SharpLink will be provided with written confirmation of compliance by Nasdaq and this matter will be closed. In the event that the Company fails to regain compliance after the initial 180-day period, SharpLink may then be eligible for additional time if it meets the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will be required to provide written notice of its intention to cure the deficiency during the second compliance period equal to an additional 180 calendar days.  If SharpLink cannot demonstrate compliance by the end of the second compliance period, Nasdaq will notify SharpLink that its Common Stock is subject to delisting. The Letter has no immediate effect on SharpLink’s listing or the trading of its Common Stock, and during the grace period, as may be extended, the Company’s Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “SBET.”

Evaluation of Strategic Alternatives

On July 18, 2024, SharpLink announced that its Board of Directors (“Board”) has initiated a formal review process to evaluate strategic alternatives for the Company. The Board and management team are taking a measured approach to considering multiple proposals that have been received by the Company and other proposals it expects to receive. SharpLink has been exploring strategic alternatives that include, but are not limited to, a sale, merger, strategic business combination or other transactions. SharpLink has not set a deadline or definitive timetable for completion of the strategic alternatives review process and there can be no assurance that this process will result in the Company pursuing a transaction or any other strategic outcome.

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

Note 2 – Going Concern

For the three and nine months ended September 30, 2024 and 2023, the Company had a net loss from continuing operations of $(787,992) and $(2,027,447), respectively, and for the nine months ended September 30, 2024 and 2023, the net loss from continuing operations totaled $(3,465,467) and $(6,590,689) respectively. The Company used cash for operating activities from continuing operations of $(4,434,002) and $(3,820,153) for the nine months ended September 30, 2024 and 2023, respectively.

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

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. As of November 14, 2024, SharpLink has raised gross proceeds of $71,343 from sales of Shares under the ATM Sales Agreement.

In addition to funds that may be raised through the ATM Sales Agreement, we may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed to support our business and to respond to business challenges, track and comply with applicable laws and regulations, develop new technology and services or enhance our existing offering, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of our planned strategic initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Note 3 – Sale of Sports Gaming Client Services and SHGN

On January 18, 2024, SharpLink Israel (“Parent Seller”) and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN (“SHGN,” and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owns all of the outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, Holdings Quinn, LLC, a Delaware limited liability company and SHGN owns all of the issued membership interests in SHReserve, a Minnesota limited liability company; SHPA, a Pennsylvania limited liability company, and SHHoldings LLC, a Minnesota limited liability company, and SHOperations, a Minnesota limited liability company (collectively referred to as the “Targets”). SHHoldings LLC owns all of the membership interests in Virtual Fantasy Games Acquisitions, LLC, a Minnesota limited liability company; LeagueSafe Management, LLC, a Minnesota limited liability company and SportsHub Regulatory, LLC, a Minnesota limited liability company. The PA contemplated the sale of the Company’s Sports Gaming Client Services and SHGN business units to the Buyer, by selling all of the issued and outstanding membership interests of the Targets and the Acquired Subsidiaries for $22,500,000 in an all cash transaction.

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

In the statement of cashflows for the nine months ended September 30, 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the three and nine months ended September 30, 2024, SharpLink paid RSports $38,816 and $132,413, respectively, for use of accounting service personnel under the PCCA agreement. RSports paid SharpLink $21,929 and $75,083 under the PCCA agreement for the three and nine months ended September 30, 2024, respectively.

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

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. The assets and liabilities remaining post transaction are in the process of winding down subsequent to the year ended December 31, 2022. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of September 30, 2024 and September 30, 2023. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations. During the second quarter of 2024, the Company was notified by the Buyer of an earn-out payment due to SharpLink in connection with the sale and recorded $297,387 in an earn-out receivable to be received from the Buyer. Payment was received by the Company in July 2024. No further earn-out payment is expected.

During the second quarter of 2024, in accordance with the dissolution of certain MTS entities, the Company wrote-off $400,669 of aged liabilities in the statement of operations for discontinued operations. This write-off was recorded in the Other (expense) income line item below.

C4 Technology

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on monetizing our own online audience and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

Summary Reconciliation of Discontinued Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Revenues	$17,621	$1,920,592	$431,199	$5,992,053

Cost of Revenues	4,680	1,178,439	163,249	3,739,348

Gross Profit	12,941	742,153	267,950	2,252,705

Operating Expenses
Selling, general, and administrative expenses	121,054	1,939,005	476,228	5,454,661

Operating Loss	(108,113)	(1,196,852)	(208,278)	(3,201,956)

Interest income	1,001	521,343	89,511	1,152,364
Other (expense) income	-	(3,855)	501,320	(77,491)
Gain on sale of business	-	-	14,670,811	-
Interest expense	-	(136,599)	(9,027)	(386,098)
Total other income and expense	1,001	380,889	15,252,615	688,775

Income (loss) before income taxes	(107,112)	(815,963)	15,044,337	(2,513,181)

Income tax (benefit) expense	(9,973)	6,137	576,604	10,573

Income (loss) from discontinued operations	$(97,139)	$(822,100)	$14,467,733	$(2,523,754)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$162,141	$46,369,229
Restricted cash	-	11,584,320
Accounts receivable, net of $0 allowance for credit losses	-	738,739
Unbilled receivables	-	9,447
Contract assets	-	274,833
Deferred prize expense	-	340,781
Prepaid expenses and other current assets	81,000	439,697
Investment, cost	-	200,000
Equipment, net	-	36,860
Right-of-use asset – operating lease	-	250,194
Intangible assets, net	-	2,260,351
Goodwill	-	5,300,928
Total current assets	$243,141	$67,805,379

	September 30,	December 31,
	2024	2023
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	151,674	$1,123,105
Contract liabilities	-	2,407,924
Prize liability	-	6,475,400
Customer obligations	(246)	50,249,095
Line of credit	-	5,000,000
Current portion of long-term debt	-	869,426
Current portion of lease liability	-	251,898
Deferred tax liability	-	20,035
Total current liabilities	$151,428	$66,396,883

Note 5 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $4,624 and $8,792 as of September 30, 2024 and December 31, 2023, respectively. Depreciation expense from continuing operations for the three months ended September 30, 2024 and 2023 was $1,544 and $3,459, respectively, and $5,887 and $9,366 respectively, for the nine months ended  September 30, 2024 and 2023. Depreciation expense for discontinued operations for the three months ended September 30, 2024 and 2023 was $0 and $5,399, respectively and was $1,044 and $14,906, respectively, for the nine months ended September 30, 2024 and 2023.

Intangible assets, net

Intangible assets, net of accumulated amortization as of September 30, 2024 and December 31, 2023 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, September 30, 2024
Acquired technology	3	$24,700	$10,294	$14,406
		$24,700	$10,294	$14,406

Balance, December 31, 2023
Customer relationships	5 - 10	$208,124	$208,124	$-
Acquired technology	3 - 5	808,700	790,588	18,112
Software in development	N/A	150,000	-	150,000
		$1,166,824	$998,712	$168,112

Amortization expense from continuing operations on intangible assets for the three and nine months ended September 30, 2024 was $1,245 and $3,706, respectively. Amortization expense from discontinued operations was $0 and $23,469 for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2023, amortization expense from continuing operations was $28,158 and $78,267 respectively. Amortization expense for the discontinued operations was $172,968 and $501,647 for the three and nine months ended September 30, 2023, respectively. As of December 31, 2023, the Company impaired, net $849,565 for the customer relationship and internally developed software in Affiliate Marketing Services due to the loss of future revenue by the exit of Affiliate Marketing Services' largest customer from the European market. The Company sold $150,000 of software in development to a third party during the first quarter of 2024.

Note 6 – Line of Credit

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (the “Lender”) and executed a variable rate (9.0% as of December 31, 2023) revolving promissory note of $7,000,000, expiring February 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the Revolving Credit Agreement. There was $6,350,000 outstanding as of December 31, 2023. In connection with the Sale of Business in January 2024, the revolving credit line was paid off in its entirety. See Note 3.

Note 7 – Debt

On January 31, 2022, FourCubed Acquisition Company, LLC (“FCAC”), a wholly owned subsidiary of the Company, entered into a $3,250,000 term loan agreement with Platinum Bank (the “Term Loan Agreement”). The Term Loan Agreement bears annual interest at a rate of 4.0% and requires a fixed monthly payment of $59,854, consisting of principal and interest, through the term loan’s maturity, which is January 31, 2027. The Company capitalized $25,431 of loan initiation fees associated with the Term Loan Agreement which are presented net within debt on the condensed consolidated balance sheet and amortized on a method which approximates the effective interest method to interest expense on the condensed consolidated statement of operations.  On January 18, 2024, in conjunction with the Sale of Business, the term loan was paid off. See Note 3.

Note 8 - Convertible Debenture and Warrant

Convertible Debenture at Fair Value

The Company accounts for convertible debentures using an amortized cost model. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

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

The Debenture initially accrues interest at the rate of 8% per annum for the first 12 months from the February 15, 2023, at the rate of 10% per annum for the ensuing 12 months, and thereafter until maturity, at the rate of 12%, Interest may be paid in cash or ordinary shares of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions (as defined in the Debenture) have been satisfied. The Debenture includes a beneficial ownership blocker of 9.99%. The Debenture provides for adjustments to the Conversion Price in connection with stock dividends and splits, subsequent equity sales and rights offerings, pro rata distributions, and certain Fundamental Transactions. In the event the Company, at any time while the Debentures is outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below the Conversion Price, Alpha shall be extended full-ratchet anti-dilution protection (subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

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

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the assumption of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid-in capital in the condensed consolidated balance sheet as of December 31, 2023.

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

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant to purchase 880,000 ordinary shares of common stock for (i) 156,207 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance of 254,233 warrants is valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the nine months ended September 30, 2024.

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The modification to the Exchange Agreement was valued on June 29, 2024, the day before the modification, using the Black Scholes option-pricing model.  The Company recorded a fair value adjustment of $17,996 on the condensed consolidated statements of operations during the second quarter of 2024 and removed the remaining accrued warrant liability of $152,386 through an adjustment to additional paid in capital.

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

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The fair value of the warrant liability was zero as of September 30, 2024.

Fair Value, December 31, 2023	$4,395,753
Principle and interest convertible debenture repayments	(4,395,753)
Issuance of warrant repurchase balance	900,000
Conversion of warrants to shares and pre-funded warrants	(498,029)
Change in fair value of warrant repurchase balance	(231,589)
Change in fair value of warrant amendment	(17,996)
Settlement of warrant liability due to amendment	(152,386)
Fair Value, September 30, 2024	$-

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

The fair value of the Debenture was determined using a Monte Carlo Simulation (“MCS”), which incorporates the probability and timing of the consummation of a Fundamental Transaction event and conversion of the Debenture as of the valuation date.

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

At inception, the Company valued the Debenture using a MCS model using the value of the underlying stock price of $3.50, exercise price of $8.75, expected dividend rate of 0%, risk-free interest rate of 3.96% and volatility of 40.0%. The Company estimated the term of the warrant to be 2.9 years. On December 31, 2023, the Company valued the Debenture using a MCS model using the expected dividend rate of 0% and the risk-free interest rate of 5.60%. Fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions, estimates and market factors.

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

In conjunction with the Amendment to the Exchange Agreement on June 30, 2024, 254,233 warrants that were previously issued to Alpha on February 14, 2023 were revalued on June 29, 2024, reducing the exercise price from $4.07 per warrant share to $0.0001 per warrant share. The Company performed a Black Scholes model for the re-pricing of the warrants using the value of the underlying stock price of $0.60 stock price, exercise price of $0.0001, expected dividend rate of 0%, risk-free interest rate of 4.33% and volatility of 88.06% and remaining term of 3.63 years. The fair value of the re-priced warrants on June 29, 2023 was $152,386, a decrease of $17,996. The incremental value of the warrants was recorded as change in fair value on the condensed consolidated statements of operations during the second quarter of 2024.  As a result of the removal of the repurchase option, the remaining warrant liability of $152,386 was removed as an adjustment to additional paid in capital as of June 30, 2024.

On July 21, 2024, 5,833 warrants expired at an exercised price of $26.42.

Following is a summary of the Company’s warrant activity for the nine months ended September 30, 2024:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2023	1,158,015	$3.43	3.58
Previously issued regular warrants exchanged	(723,793)	4.10	-
Exchanged revalued warrants issued	723,793	-	7.19
Exercised	(425,374)	$1.88	-
Expired	(5,833)	$26.42	-
Outstanding as of September 30, 2024	726,808	$0.07	7.20

Following is a summary of the Company’s warrant activity for the nine months ended September 30, 2023:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2022	400,359	$0.82	2.83
Previously issued regular warrants	(266,667)	(45.00)	0.49
Revalued regular warrants	266,667	0.60	0.49
Exercised	(125,359)	(0.01)	-
Issued and vested	883,015	4.15	3.34
Outstanding as of September 30, 2023	1,158,015	$3.43	3.84

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

The Company granted 0 and 169,309 options for the nine months ended September 30, 2024 and 2023, respectively. The Company recognized stock compensation expense for stock options of $124,763 and $489,780 for the nine months ended September 30, 2024 and 2023, respectively, of which $12,041 and $285,479 of expense are recorded in discontinued operations. The Company recognized stock compensation expense for stock options of $39,559 and $170,116 for the three months ended September 30, 2024 and 2023, respectively, of which $0 and $102,293 of expense are recorded in discontinued operations.

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger on July 26, 2021. Subsequent to the MTS Merger, option grants made under the SharpLink, Inc. 2021 Plan utilized the publicly traded stock price of the Company on the day of the option award. All option grants made under the SharpLink, Inc. 2020 Stock Incentive Plan were prior to the MTS Merger. The underlying SharpLink, Inc. stock under that plan was not publicly traded, but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions. All option grants made under the SportsHub Games Network Inc. 2018 Incentive Plan were prior to the SHGN Acquisition by SharpLink. The underlying SportsHub stock under that plan was not publicly traded, but was estimated on the date of the grants using valuation methods that consider valuations from recent equity financings as well as future planned transactions.

On July 21, 2024, 2,500 warrants were exercised at an exercise price of $0.00.

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	September 30, 2024	September 30, 2023
Expected volatility	51.02 - 116.56%	53.6 -116.6%
Expected dividends	0%	0%
Expected term (years)	5.0 - 6.0	5.7
Risk-free rate	0.40 - 4.33%	3.4 - 4.3%
Fair value of Ordinary Shares on grant date	$1.70 - 32.88	1.77 -4.0303

The summary of activity under the plans as of September 30, 2024, and change during the nine months ended September 30, 2024, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Granted	-
Exercised	(2,500)	0.62
Forfeited	(104,648)	5.71
Expired	(199,410)	11.10
Outstanding as of September 30, 2024	108,261	$7.59	7.9	$-
Exercisable as of September 30, 2024	75,966	$8.05	7.8	$-

The summary of activity under the plans as of September 30, 2023, and change during the nine months ended September 30, 2023, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2022	288,914	$11.40		7,750
Granted	170,307	5.23
Exercised	-	-
Forfeited	(7,112)	5.70
Expired	(1,413)	8.84
Outstanding as of September 30, 2023	450,696	$9.21	8.9	4,000
Exercisable as of September 30, 2023	211,949	$11.47	8.5	4,000

Unamortized stock compensation expense of $159,896 will be amortized through 2026 for 33,615 of unvested options and has a weighted average recognition period of 8.1 years.

Restricted Stock Units

For the nine months ended September 30, 2024, the Company’s Compensation Committee recommended to the Board of Directors and the Board approved the granting of certain restricted stock units (“RSU”) to members of the senior leadership team and the Board of Directors. The aggregate fair value of RSU awards was $567,203 and valued at the closing price of the Company’s Common Stock on the date of grant. The RSUs vest at quarterly intervals through September 30, 2025. There were no RSU's granted in 2023. The following is a summary of RSU activity:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Grant	Contractual	Intrinsic
	Shares	Date Fair Value	Term	Value
Outstanding as of December 31, 2023	-	$-		-
Granted	500,004	1.14	-	-
Cancelled	-	-	-	-
Vested and released	(225,000)	1.40	-	$3,200
Outstanding and unvested as of September 30, 2024	275,004	$0.92	10.63	-

The Company recognized $317,600 as part of the total stock compensation expense related to RSU awards for the nine months ended September 30, 2024. The total unrecognized compensation cost related to unvested RSUs as of September 30, 2024 was $249,603.

Note 12 - Operating Segments

As of June 30, 2024, the Company has one reportable operating segment: Affiliate Marketing Services.

During the nine months ended September 30, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change, we have  one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance. The Chief Operating Decision Maker is the Company's CEO.

The Affiliate Marketing Services segment operates a global affiliate network and performance marketing platform which owns and operates web domains designed to attract, acquire and retain sports betting and casino traffic directly to the Company’s licensed sportsbook and casino partners. The Company earns a commission from sportsbooks and casino operators (cost per acquisition or a portion of net gaming revenues) on new depositors referred to them.

Summarized revenues by country in which the Company operated for the three and nine months ended September 30, 2024 and 2023 are shown below:

For the three months ended September 30, 2024:

Affiliate Marketing
Services
United States	$227,815
Rest of the World	$653,875
Revenue	$881,690

For the nine months ended September 30, 2024:

Affiliate Marketing
Services
United States	$666,541
Rest of the World	$2,172,367
Revenue	$2,838,908

For the three months ended September 30, 2023:

Affiliate Marketing
Services
United States	$157,367
Rest of the World	$1,191,964
Revenue	$1,349,331

For the nine months ended September 30, 2023:

Affiliate Marketing
Services
United States	$600,490
Rest of the World	$3,325,128
Revenue	$3,925,618

The Company does not have material tangible long-lived assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	September 30, 2024	September 30, 2023

Customer A	37%	37%
Customer B	21%	38%

Note 13 - Revenue Recognition

For the nine months ended September 30, 2024 and 2023, the Company has recognized its revenue at a point in time. The Company’s only revenue stream is services.

The Company’s assets and liabilities related to its contracts with customers were as follows:

	September 30, 2024	December 31, 2023

Accounts receivable	$457,077	$415,119
Unbilled revenue	$-	$12,000

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

Note 14 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the nine-month ended  September 30, 2024 was (0.43%), respectively. The Company has NOLs available to offset 80% of the current year taxable income and the gain, net of tax is classified as discontinued operations in the financial statements. The Company is in the process of dissolving certain legal entities to simply its legal structure. The tax impact of these legal entities being dissolved is not expected to be significant.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Sale of Business (See Note 3), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at September 30, 2024. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

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

As the Company had a net loss from continuing operations and net income from discontinued operations for the three and nine months ended September 30, 2024, the following presents dilutive and anti-dilutive securities. For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Dilutive:
Prefunded warrants	469,560	469,560
Regular warrants	254,233	254,233
Total Dilutive	723,793	723,793
Anti-Dilutive:
Stock options	108,261	108,261
Series A-1 preferred stock	7,202	7,202
Series B preferred stock	12,481	12,481
SportsHub warrants	3,015	3,015
Restricted Stock Units	275,004	275,004
Total Anti-dilutive	405,963	405,963

As the Company had net loss from continuing operations and discontinued operations for the three and nine months ended September 30, 2023, the following anti-dilutive securities outstanding as of  September 30, 2023 were excluded in weighted average shares outstanding:

Anti-Dilutive:	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
MTS warrants	2,500	2,500
MTS options	2,500	2,500
Stock options	448,196	448,196
Series A-1 preferred stock	7,202	7,202
Series B preferred stock	12,481	12,481
MTS warrants	5,833	5,833
Purchase warrants	880,000	880,000
Regular warrants	266,667	266,667
SportsHub warrants	3,015	3,015
Total Anti-dilutive	1,628,394	1,628,394

The calculation of the net income (loss) per share and weighted-average shares of the Company’s common stock outstanding for the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss from continuing operations	$(787,992)	$(2,027,447)	$(3,465,467)	$(6,590,689)
Add/(Less): deemed dividend on warrant exchange agreement	-	-	(44,619)	-
Less: deemed dividends on series B preferred stock	-	-	-	(48,633)
Less: dividends on series B preferred stock	-	(213)	-	(1,861)
Net loss from continuing operations available to common stockholders	(787,992)	(2,027,660)	(3,510,086)	(6,641,183)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	(97,139)	(822,100)	14,467,733	(2,523,754)

Net income (loss) available to common stockholders	$(885,131)	$(2,849,760)	$10,957,647	$(9,164,937)

Basic weighted-average shares for continuing and discontinued operations	3,510,319	2,863,607	3,338,549	2,736,583
Diluted weighted average shares for discontinued operations	4,234,112	2,863,607	4,062,342	2,736,583

Basic:
Net (loss) from continuing operations per share	$(0.22)	$(0.71)	$(1.05)	$(2.43)
Net income (loss) from discontinued operations per share	(0.03)	(0.29)	4.33	(0.92)
Net income (loss) per share	$(0.25)	$(1.00)	$3.28	$(3.35)

Fully Diluted:
Net (loss) from continuing operations per share	$(0.22)	$(0.71)	$(1.05)	$(2.43)
Net income (loss) from discontinued operations per share	(0.03)	(0.29)	3.56	(0.92)
Net income (loss) per share	$(0.25)	$(1.00)	$2.51	$(3.35)

Note 16 – Related Party Transactions

The Company uses Brown & Brown (“Brown”), which acquired Hays Companies, as an insurance broker. Brown is considered a related party as an executive of Brown previously served on the Board of Directors of SharpLink Israel. The Company paid $328,940 and $700,975 for the nine months ended September 30, 2024 and 2023, respectively, for insurance coverage brokered by Brown. SharpLink Israel’s former director earned no commissions for the placement of these policies.

The Company leased office space in Canton, Connecticut from CJEM, LLC (CJEM), which is owned by a former executive of the Company. The Company paid rent expense of $3,200 and $28,800 for the nine months ended September 30, 2024 and 2023, respectively. For the three month period September 30, 2024 and 2023, the Company paid rent expense of $0 and $9,600, respectively,

Note 17 – Subsequent Events

None.

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

In December 2023, the Company discontinued investments into and operation of its C4 sports betting conversion technology (“C4”) due to the lack of market acceptance. C4 centered on monetizing our own proprietary audiences and our customers’ audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

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

During the nine months ended September 30, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change in our organizational structure, we have one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance.

During the three and nine months ended September 30, 2024 and 2023, our continuing operations generated revenues of $881,690 and $1,349,331, respectively, for the three months ended and $2,838,908and $3,925,618respectively, for the nine months ended representing a 34.7% decrease on a comparative quarter over quarter basis and a  27.7% decrease on a comparative year-over-year basis.

Sale of Legacy MTS Business

On December 31, 2022, SharpLink Israel closed on the sale of its legacy MTS business (“Legacy MTS”) to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an earn-out payment (an “Earn-Out Payment”) equal to three times Legacy MTS’ Earnings Before Interest, Taxes Depreciation and Amortization (“EBITDA”) for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the business as at December 31, 2023, and for the 12-month period ending on such date (as applicable, the “Earn-Out Schedule Delivery Date”), which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller a schedule certified by its Chief Executive Officer and Chief Financial Officer (an “Earn-Out Schedule”) setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023). During the 2nd quarter ended June 30, 2024, the Company was notified that the Earn-Out Payment amount was $297,387. The Earn-Out Payment in full was received by the Company in July 2024. No further earn-out is expected.

Discontinued Operations

SharpLink’s business-building platform previously included the provision of Free-To-Play (“F2P”) sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others. In addition, we previously owned and operated a variety of proprietary real-money fantasy sports and sports simulation games and mobile apps through our SHGN sports business unit, which also owned and operated LeagueSafe, one of the fantasy sports industry’s most trusted sources for collecting and protecting private fantasy league dues.

On January 18, 2024, SharpLink sold all of the issued and outstanding membership interests, as applicable, in our Sports Gaming Client Services and SHGN business units to RSports for $22.5 million in an all-cash transaction, pursuant to the signing of a purchase agreement and other related agreements. Nearly all of the employees of these acquired business units moved to RSports to help ensure a seamless transition.

The historical results of our Sports Gaming Client Services and SHGN businesses have been reflected as discontinued operations in our condensed consolidated financial statements for all periods prior to the Sale of Business.

Nasdaq Notice

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink did not comply with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires listed companies to maintain stockholders’ equity of at least $2.5 million under the net equity standard. As of the Quarterly Report filed on Form 10-Q at September 30, 2023, SharpLink reported total stockholders’ deficit of $4,463,917. SharpLink did not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink was not in compliance with Nasdaq’s Listing Rule.

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

At-The-Market ("ATM") Offering

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. As of November 14, 2024, SharpLink has raised gross proceeds of $71,343 from sales of Shares under the ATM Sales Agreement.

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

On March 6, 2024, SharpLink entered into an Exchange Agreement (the "Exchange Agreement”) with Alpha. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the "Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the "Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the "Warrant Repurchase Balance”). The Warrant Repurchase Balance is valued at $260,111 on the date of the Exchange Agreement and shall be subject to the repurchase terms set forth in the Settlement Agreement.

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The modification to the Exchange Agreement was valued on June 29, 2024, the day before the modification, using Black Scholes option-pricing model.  The Company recorded a fair value adjustment of $17,996 on the condensed consolidated statements of operations for the nine months ended September 30, 2024 and removed the remaining accrued warrant liability of $152,386 through an adjustment to additional paid-in capital.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	Change	% Change	For the Nine Months Ended September 30, 2024	For the Nine Months Ended September 30, 2023	Change	% Change
Revenues	$881,690	$1,349,331	$(467,641)	-34.7%	$2,838,908	$3,925,618	$(1,086,710)	-27.7%
Cost of Revenues	709,045	958,665	(249,620)	-26.0%	2,098,921	2,743,551	(644,630)	-23.5%
Gross profit	172,645	390,666	(218,021)	-55.8%	739,987	1,182,067	(442,080)	-37.4%
Gross profit percentage	19.6%	29.0%			26.1%	30.1%
Total operating expenses	970,080	1,795,057	(824,977)	-46.0%	4,426,835	5,977,327	(1,550,492)	-25.9%
Operating loss	(797,435)	(1,404,391)	606,956	-43.2%	(3,686,848)	(4,795,260)	1,108,412	-23.1%
Total other income (expenses)	16,178	(622,742)	638,920	-102.6%	276,894	(1,760,402)	2,037,296	-115.7%
Net income (loss) before income taxes	(781,257)	(2,027,133)	1,245,876	-61.5%	(3,409,954)	(6,555,662)	3,145,708	-48.0%
Provision for income taxes	(6,735)	(314)	(6,421)	2044.9%	(55,513)	(35,027)	(20,486)	58.5%
Net income (loss) from continuing operations	(787,992)	(2,027,447)	1,239,455	-61.1%	(3,465,467)	(6,590,689)	3,125,222	-47.4%
Net income (loss) from discontinued ops, net of tax	(97,139)	(822,100)	724,961	-88.2%	14,467,733	(2,523,754)	16,991,487	-673.3%
Net income (loss)	$(885,131)	$(2,849,547)	$1,964,416	-68.9%	$11,002,266	$(9,114,443)	$20,116,709	-220.7%

For the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

For the three months ended September 30, 2024, revenues declined 34.7% to $881,690 compared to $1,349,331 reported for the same three-month period in the prior year. The decrease is largely due to the market conditions softening and the loss of customers.

Gross Profit

For the three months ended September 30, 2024, gross profit totaled $172,645, reflecting a 55.8% decrease from a gross profit of $390,666 for the three months ended September 30, 2023. Our gross profit margin declined to 19.6% % from 29.0% for the three months ended September 30, 2024 and 2023, respectively. The decline represents highercasino payouts due to large winnings by individuals during the three months ended September 30, 2024. For the casino business, as greater payouts are made to winners, this has the impact of reducing gross profit.

Total Operating Expenses

For the three months ended September 30, 2024, total operating expenses decreased 46.0% to $970,080 from $1,795,057 reported for the same three-month period in the prior year. The decrease was attributable to lower payroll, audit and legal, insurance, marketing and travel-related costs in the third quarter of 2024 compared to the 3rd quarter in 2023. The 3rd quarter of 2023 also included expenses in connection with the expansion initiatives associated with our Affiliate Marketing Services.

Net Income (Loss) from Continuing Operations

Largely attributable to the Company’s concerted effort to lower payroll and other discretionary costs, net loss from continuing operations decreased 61.1% to $(787,992) for the three months ended September 30, 2024, compared to a net loss from continuing operations of $(2,027,447)reported for the same three months in 2023.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended September 30, 2024, net loss from discontinued operations, net of tax decreased 88.2% to $(97,139), which compared to a net loss from discontinued operations, net of tax of $(822,100) for the three months ended September 30, 2023. The decrease in net loss is due to the gain on the wind down of MTS business operations.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the three months ended September 30, 2024 totaled $(885,131), which was an 68.9% improvement from a net loss of $(2,849,547) reported for three months ended September 30, 2023.

For the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

For the nine months ended September 30, 2024, revenues declined 27.7% to $2,838,908 compared to $3,925,618 reported for the same nine-month period in the prior year. The decrease is largely due to the market conditions softening and the loss of customers.

Gross Profit

For the nine months ended September 30, 2024, gross profit totaled $739,987, reflecting a 37.4% decrease from a gross profit of $1,182,067 for the nine months ended September 30, 2023. Our gross profit margin decreased to 26.1% from 30.1% for the nine months ended September 30, 2024 and 2023, respectively. As mentioned previously, during the three months ended September 30, 2024, we experienced higher casino payouts due to large individual winnings, resulting in a decrease in our gross profit. For the casino business, as greater payouts are made to winners, this has the impact of reducing gross profit.

Total Operating Expenses

For the nine months ended September 30, 2024, total operating expenses decreased 25.9% to $4,426,835 from $5,977,327 reported for the same nine-month period in the prior year. The decrease was primarily due to primarily due to higher business insurance and payroll expenses, audit and legal, marketing and travel related costs in the nine months ended September 30, 2023 associated with the Company’s expansion initiatives of our Affiliate Marketing Services at that time.

Net Income (Loss) from Continuing Operations

Largely attributable to the Company’s concerted effort to lower payroll and other discretionary costs, net loss from continuing operations decreased 47.4% to $(3,465,467) for the nine months ended September 30, 2024, compared to a net loss from continuing operations of $(6,590,689) reported for the same nine months in 2023.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the nine months ended September 30, 2024, net income from discontinued operations, net of tax increased 673.3% to $14,467,733, which compared to a net loss from discontinued operations, net of tax of $(2,523,754) for the nine months ended September 30, 2023. The increase is due to the gain on the sale of SHGN and Sports Gaming Client Services in January 2024 for $22.5 million.

Net Income (Loss)

As a result of the aforementioned reasons, net income for the nine months ended September 30, 2024 totaled $11,002,266, which was a 220.7% improvement from a net loss of $(9,114,443) reported for nine months ended September 30, 2023.

Cash Flows

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

As of September 30, 2024, cash on hand was $1,850,206, a 25.6%decrease when compared to cash on hand of $2,487,481 as of December 31, 2023.

For the nine months ended September 30, 2024, net cash used in operating activities from continuing operations totaled $(4,434,002) compared to net cash used for operating activities from continuing operations of $(3,820,153) in the prior year. Net cash used in operating activities from discontinued operations was $(17,112,182), which compared to net cash provided by operating activities of $10,033,364 from discontinued operations for the same nine-month period in 2023. Overall, net cash (used in) provided by operating activities was $(21,546,184) and $6,213,211for the nine months ended September 30, 2024 and 2023, respectively. The change in the operating cashflows was largely attributable to the gain on the sales of assets in connection with the Sale of the Company’s SHGN and Sports Gaming Client Services businesses in January 2024. Additionally, in 2023, SHGN's division, LeagueSafe, a secure online payment and league dues management website, received cash coinciding with the start of the NFL season.

For the nine months ended September 30, 2024, net cash provided by the Company’s investing activities from continuing operations totaled $148,281, an increase of 169.3% when compared to cash used for investing activities from continuing operations of $(214,093) for the same nine-month period in 2023. For the nine months ended September 30, 2024 and 2023, net cash used for investing activities from discontinued operations was $(18,857,834) and $(630,257), respectively. The increase in total cash used in investing activities is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

For the nine months ended September 30, 2024, net cash used for financing from continuing operations was $(12,337,694), a 269.5% decrease when compared to net cash provided by financing activities from continuing operations of $7,279,771 for the same nine-month period in 2023. For the nine months ended September 30, 2024 net cash used in financing activities from discontinued operations was $5,835,352 compared to net cash provided by financing activities of $583,135 for the nine months ended September 30, 2023. The decline was largely due to the issuance of a $4,000,000 convertible debenture to an institutional investor and proceeds from a line of credit secured from our commercial lender in February 2023, offset primarily by repayments of $19,205,606 in debt in the first quarter of 2024, including the repayment of the convertible debenture for $4,395,753.

Liquidity and Capital Resources

As of September 30, 2024, we had working capital of $2,001,113. For the three and nine months ended September 30, 2024, we had a net loss from continuing operations of $(787,992) and $(3,465,467), respectively, compared to a net loss from continuing operations of $(2,027,447) and $(6,590,689), respectively, reported for the same three and nine months in 2023.

SharpLink Israel completed the Sale of our Sports Gaming Client Services and SHGN business units for $22.5 million in an all-cash transaction in January 2024. In connection with the closing of the Sale of Business, SharpLink Israel repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625, and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet. In addition, SharpLink Israel redeemed the outstanding convertible debenture issued to Alpha for 110% of the outstanding balance, plus accrued and unpaid interest, for or $4,484,230, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet.

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366 (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.  As of November 14, 2024, SharpLink has raised gross proceeds of $71,343 from sales of Shares under the ATM Sales Agreement.

In addition to funds that may be raised through the ATM Sales Agreement, we may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed to support our business and to respond to business challenges, develop new technology and services or enhance our existing offering, track and comply with applicable laws and regulations, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of planned strategic initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Off-Balance Sheet Arrangements

On September 30, 2024, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the nine months ended September 30, 2024.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. This Accounting Standards Update improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under Topic ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under Topic ASC 280. ASU 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company believes the adoption of ASC 280 will not have a material impact on its condensed consolidated financial statements.

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

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2024 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the nine months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SharpLink Gaming, Inc.

Dated: November 14, 2024	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: November 14, 2024	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer