Form 10-K
period 2024-12-31
SharpLink Gaming, Inc.
filed 2025-03-14
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,986,000.

As of March 14, 2025, there were 6,903,056shares of Common Stock issued and outstanding.

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

Continuing Operations

In December 2021, SharpLink acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igambingbusiness.com and igamingaffiliate.com. The strategic acquisition of FourCubed brought SharpLink talent with proven experience in affiliate marketing services and recurring net gaming revenue (“NGR”) contracts with many of the world’s leading online casino gambling companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair, WPT Global and others.

As part of our strategy to expand our affiliate marketing services to the emerging American sports betting market, in November 2022, we began a systematic roll-out of our U.S.-focused performance-based marketing business with the launch of 15 state-specific, content-rich affiliate marketing websites. Our user-friendly, state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to our sportsbook and casino partners’ which are licensed to operate in each respective state. As of March 15, 2025, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming). As more states legalize sports betting, our portfolio of state-specific affiliate marketing properties may expand to include them. We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

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

During the fiscal years ended December 31, 2024 and 2023, our continuing operations generated revenues of $3,662,349 and $4,952,725 respectively, representing a decrease of 26.1% on a comparative year-over-year basis.

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

On January 18, 2024, SharpLink sold all of the issued and outstanding shares of common stock or membership interests, as applicable, in our Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. (“RSports”) for $22.5 million in an all-cash transaction (the “Sale of Business”), pursuant to the signing of a Purchase Agreement and other related agreements. Nearly all of the employees of these acquired business units also moved to RSports to help ensure a seamless transaction.

The historical results of our Sports Gaming Client Services and SportsHub Gaming Network businesses have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the Sale of Business. See NOTE 3 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023.

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

FourCubed Acquisition

On December 31, 2021, in a combination cash and stock transaction, we acquired certain assets of 6t4 Company, a Minnesota corporation, and FourCubed Management, LLC, a Delaware limited liability company (collectively “FourCubed”), including FourCubed’s iGaming and affiliate marketing network, known as PAS.net. For more than 19 years, FourCubed has provided its global iGaming operating partners with affiliate marketing services. The strategic acquisition of FourCubed brought SharpLink an industry respected operating team with decades of combined experience in conversion through affiliate marketing services and in securing highly profitable, recurring net gaming revenue contracts with many of the world’s leading iGaming companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair, WPT Global and others. Originally established in 2005, FourCubed’s international iGaming affiliate network, Poker Affiliate Solutions (“PAS”), is currently comprised of over 12,400 sub-affiliates and has delivered over 2.5 million referred players since it was launched in 2008 at www.pas.net.

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

Sale of Legacy MTS Business

On December 31, 2022, SharpLink Israel closed on the sale of its legacy MTS business (“Legacy MTS”) to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an earn-out payment (an “Earn-Out Payment”) equal to three times Legacy MTS’ Earnings Before Interest, Taxes Depreciation and Amortization (“EBITDA”) for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the Business as at December 31, 2023, and for the 12-month period ending on such date (as applicable, the “Earn-Out Schedule Delivery Date”), which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller a schedule certified by its Chief Executive Officer and Chief Financial Officer (an “Earn-Out Schedule”) setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023). In July 2024, SharpLink received an earnout payment of $297,387.

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

Potential Reverse Stock-Split

On November 5, 2024, SharpLink Gaming, Inc.'s Board of Directors unanimously adopted resolutions approving, declaring advisable and recommending to the stockholders for their approval a proposal to authorize the Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock at a ratio of up to and including 6:1, such ratio to be determined by the Board of Directors, including any increase in our authorized capital required in the event a fractional share will be created as a result of the reverse stock split. On December 23, 2024 at SharpLink's Annual General Meeting of Stockholders, stockholders approved the reverse stock split, granting the Board of Directors the authority, without further action by the stockholders, to carry out such action, with the exact exchange ratio and timing to be determined at the discretion of the Board of Directors. The Board of Directors may determine in its discretion not to effect the reverse stock split and not to file any amendment to our Amended and Restated Certificate of Incorporation.  The primary purpose for effecting the reverse stock split, should the Board of Directors choose to effect one, would be to increase the per share price of SharpLink's Common Stock to regain compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

On July 17, 2024, the Company received a letter (the "Bid Price Deficiency Notice”) from Nasdaq notifying the Company that, because the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of the Company’s common stock closed at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq would provide written notification that the Company had achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

On January 8, 2025, SharpLink received a letter (the "Notice") from the Listing Qualifications Department of the Nasdaq (the "Staff") indicating the Company's continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the "Bid Price Rule"). The Notice from the Staff informed the Company that the Staff had determined that the Company has not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day compliance period, due to the Company’s previously reported failure to comply with the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market as required under Listing Rule 5505(b)(1). SharpLink is working to evidence compliance with Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market and intends to submit a plan to that effect to the Nasdaq Hearings Panel (the "Panel”) as part of the hearing process, which is expected to include plans to effect the reverse stock split. However, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel even in the event that the Company's Board elects to effect a reverse stock split of its share capital. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023.

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

In the statement of cashflows for the year ended December 31, 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the year ended December 31, 2024, SharpLink paid RSports $157,857, respectively, for use of accounting service personnel under the PCCA agreement. RSports paid SharpLink $89,940 under the PCCA agreement for the same period.

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

As a result of the Sale of Business, we have ceased our Sports Gaming Client Services and SportsHub Gaming Network operations. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Sale of Business on January 18, 2024. See Note 3 included in the notes to the consolidated financial statements for the years ended December 31, 2024 and 2023

Nasdaq Notice

2023 Continued Listing Deficiencies

On May 23, 2023, SharpLink received a notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) stating that SharpLink did not comply with the equity standard for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires listed companies to maintain stockholders’ equity of at least $2.5 million under the net equity standard. As of the SharpLink Quarterly Report on Form 10-Q for the three and nine-month periods ended September 30, 2023, SharpLink reported total stockholders’ deficit of $4,463,917. SharpLink did not meet the alternative standards for market value of listed securities or net income from continuing operations, thus SharpLink was not in compliance with Nasdaq’s Listing Rule.  As reported on a Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on December 12, 2023, SharpLink submitted a hearing request with the Nasdaq Hearings Panel (the “Panel”) on November 28, 2023, relating to the Staff’s determination to delist the Company’s securities from Nasdaq due to the Company’s failure to meet the minimum $2.5 million shareholders’ equity requirement for continued listing as defined by the Rule. On November 28, 2023, the Company was notified by Nasdaq that an oral hearing (the “Hearing”) had been scheduled for February 20, 2024; and, the delisting action referenced in the Staff’s determination letter, dated November 21, 2023, had been stayed, pending a final determination by the Panel.  On January 24, 2024, SharpLink filed a Current Report on Form 8-K with the SEC, disclosing details of the sale of its Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. for $22.5 million in an all-cash transaction (the “Sale of Business”). As a result of the Sale of Business, the Company’s total stockholders’ equity exceeded $2.5 million as of the date of the above referenced Form 8-K filing. As a result of the Sale of Business, the Company believed that it had regained compliance with all applicable continued listing requirements and had requested that the Staff determine whether the Hearing should be cancelled.  On February 7, 2024, SharpLink received formal notification from Nasdaq that the Company’s previously announced deficiency under the Rule had been cured, and the Company had regained compliance with all applicable continued listing standards. Therefore, the Hearing before the Nasdaq Hearings Panel, originally scheduled for February 20, 2024, was cancelled.

2024 Continued Listing Deficiencies

As previously announced in a press release, dated July 17, 2024, and reported on Form 10-Q filed by the Company on August 15, 2024, the Company received a letter on July 17, 2024, from Nasdaq notifying the Company that, because the closing bid price for its Common Stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement (the "Bid Price Deficiency Notice”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Nasdaq Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2).  The Company had 45 calendar days to submit a plan to regain compliance or until January 6, 2025. On January 8, 2025, SharpLink received a letter (the "Notice”) from the Listing Qualifications Department of the Nasdaq indicating the Company’s continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the "Bid Price Rule”). The Notice from the Staff informed the Company that the Staff had determined that the Company has not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day compliance period, due to the Company’s previously reported failure to comply with the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market as required under Listing Rule 5505(b)(1).  The Company’s had a hearing with the Nasdaq Hearing Panel on February 25, 2025. The Company’s Common Stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.  SharpLink is working to evidence compliance with both the Minimum Bid Price Requirement and Minimum Stockholder’s Equity Requirement for continued listing on the Nasdaq Capital Market and intends to submit a plan to that effect to the Nasdaq Hearings Panel (the "Panel”) as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023.

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

Operating Segments

We operate in one reportable segment, Affiliate Marketing Services.

Affiliate Marketing Services

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

As part of our strategy to deliver unique fan activation solutions to our sportsbook and casino partners, in November 2022, we executed the first phase of a planned multi-phase roll-out of our U.S.-focused direct to player (“D2P”) business with the launch of state-specific affiliate marketing websites. These state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to the Company’s sportsbook and casino partners’ which are licensed to operate in each respective state. As of March 15, 2025, we are licensed to operate in 18 jurisdictions and own and operate D2P sites serving 17 U.S. states.

Specifically, the following proprietary affiliate marketing web properties are in operation:

●	Arizona – sharpbettingaz.com

●	Colorado – sharpbettingco.com

●	Iowa – sharpbettingia.com

●	Illinois – sharpbettingil.com

●	Indiana – sharpbettingin.com

●	Kansas – sharpbettingks.com

●	Louisiana – sharpbettingla.com

●	Maryland – sharpbettingmd.com

●	Michigan – sharpbettingmi.com

●	New Jersey – sharpbettingnj.com

●	New York – sharpbettingny.com

●	Ohio – sharpbettingoh.com

●	Pennsylvania – sharpbettingpa.com

●	Tennessee – sharpbettingtn.com

●	Virginia – sharpbetting.com

●	West Virginia – sharpbettingwv.com

●	Wyoming – sharpbettingwy.com

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

Affiliate Marketing Services Revenue Models

SharpLink generates revenue from our Affiliate Marketing Services segments by earning a commission from sportsbooks and casino operators on new depositors directed to them via our PAS affiliate marketing network in international markets and from our proprietary D2P websites in U.S. jurisdictions. Depending on the terms of our marketing agreement with each operator and the type of license SharpLink has been granted in a particular state by its regulator, commissions may be paid in the form of cost per acquisition (“CPA”) or by sharing in Net Gaming Revenues ("NGR") generated by the referred depositor.

Market Opportunity

Search for odds or lines on any given match-up, and the vast majority of search results will spring from affiliate marketing sites. Affiliates play a critical role in the online sports betting and casino gaming ecosystems, especially in newly regulated states in the United States.

The affiliate market has a long history of operating in tandem with sports betting, reaching back to much-more-mature markets like the United Kingdom and countries throughout Europe – or even beyond locally regulated online betting – and into the early annals of U.S. sports betting upon the 2018 repeal of the Professional and Amateur Sports Protection Act (“PASPA”). However, today, the value of a modern affiliate marketer far surpasses the number of first-time depositors they generate in a month. Rather, they also provide expert feedback, educate new players on betting responsibly and offer a low-risk marketing alternative to traditional advertising, as they are paid on performance.

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

Due to technical tools and features like Artificial Intelligence, machine learning, digital marketing, analytics and the extended usage of cookies, the landscape of iGaming affiliate marketing has not just grown, it has transformed into a colossal global powerhouse, reshaping how millions engage with online gambling and online sports betting.  In fact, according to Grand View Research industry analysts, the global iGaming market is projected to balloon from $63.53 billion in 2022 to more than $153 million by 2030, representing a compound annual growth rate of 11.7 from 2023 to 2030.

Competition

A number of businesses exist in the market for performance marketing solutions for the sports betting and casino gaming industries. These businesses generally fall into three categories: small companies with some similar products but with minimal distribution; companies that acknowledge official rights but lack meaningful scale; and genuine competitors that offer similar products and services to the same target clients. SharpLink considers its most direct and relevant competitors to be Gambling.com, Catena Media and Better Collective.

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

Key Growth Strategies

●

Focusing on performance marketing. Through the recent Sale of Business of our Sports Gaming Client Services and SportsHub Gaming Network businesses, SharpLink has emerged as a pure-play performance marketing company with a solid balance sheet, cash, no interest-bearing debt, significantly reduced operating expenses and a core team of affiliate marketing experts – all with an innate entrepreneurial mindset and a shared commitment to growth, cost discipline and long-term value creation.

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

●

Evaluation of strategic alternatives.  On July 18, 2024, we announced that our Board of Directors had initiated a formal review process to evaluate strategic alternatives for SharpLink, taking a measured approach to considering multiple proposals that had been received by the Company and other proposals it was expecting to receive.  Strategic alternatives under consideration have included, but are not limited to, a sale, merger, strategic business combination or other transaction.  As part of the Board's efforts to evaluate strategic alternatives, the Board and SharpLink's management team have been advancing discussions with those prospects believed to offer us the best opportunities to optimize our existing business operations, drive growth and create and optimize value for the Company's stockholders.

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

Human Capital Resources

As of December 31, 2023, SharpLink employed a total of 51 full-time employees. However, upon closing of the Sale of Business of our Sports Gaming Services and SportsHub Gaming Network businesses to RSports on January 18, 2024, 46 people previously employed by us moved to RSports in connection with the Sale of Business. SharpLink outsources certain employment benefits and other employee-related administrative functions to a third party service provider, which serves as a co-employer of its employees for these purposes. None of SharpLink’s employees are currently represented by a labor union or covered by a collective bargaining agreement, and SharpLink’s management believes that the company’s relations with its employees are good.

As of December 31, 2024, we employed a total of five (5) full-time employees.  We acknowledge that our employees are our most valued asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment and one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. To support these objectives, our human resources programs are designed to develop talent to prepare them for critical roles and leadership positions for the future; reward and support employees through competitive pay, benefit and perquisite programs; enhance our culture through efforts aimed at making the workplace more engaging and inclusive; acquire talent and facilitate internal talent mobility to create a high performing, diverse workforce; engage employees as brand ambassadors of our products; and evolve and invest in technology, tools and resources to enable employees at work.

Intellectual Property

Intellectual property rights are important to the success of SharpLink’s business. SharpLink relies on a combination of database, trademark, trade secret, confidentiality and other intellectual property protection laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements with third parties and other contractual protections, to protect its intellectual property rights, including its databases, know-how and brand. In the United States, SharpLink currently hold several domain names and, in the future, it may acquire patents, additional trademarks and domain names. As of March 14, 2025, SharpLink owns 177 domain name registrations.

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

We have a history of incurring net losses and we may not achieve or maintain profitability in the future. We experienced net income (losses) of $10,099,619 and $(14,243,182) for the years ended December 31, 2024 and 2023, respectively, after factoring a net income (loss) from discontinued operations of $14,573,262 and $(2,994,584) for the same comparable periods, respectively. As of December 31, 2024, we had an accumulated deficit of $(77,808,959). We cannot predict when or whether we will reach or maintain profitability.

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

In the pursuit of SharpLink’s long-term growth strategy and the development of its affiliate marketing services and related businesses, the Company has sustained continued operating losses. During the years ended December 31, 2024 and December 31, 2023, the Company had a net loss from continuing operations of $(4,473,643) and $(11,248,598), respectively; and cash used in operating activities from continuing operations of $(5,856,053) for the year ended December 31, 2024 and cash used for operating activities from continuing operations of $(4,916,412) for the prior year.

The Company is continually evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, equity financings, issuing debt, evaluating potential business combinations, entering into other financing arrangements, and restructuring operations to increase revenues and decrease expenses. The Company may be unable to access further equity or debt financing when needed or obtain additional liquidity under acceptable terms, if at all. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period. The audited condensed consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company were unable to continue as a going concern.

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

Our future business and financial success will depend on our ability to continue to anticipate the needs of our partners or potential clients in order to successfully introduce new and upgraded performance marketing products and services. To be successful, SharpLink must be able to quickly adapt to changes in technology, industry standards and regulatory requirements by continually enhancing and/or expanding our technology, services and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our staff and management. These processes are costly and time intensive, and our efforts to develop, integrate and enhance our products and services may not be successful. In addition, successfully scaling up and launching and selling a new or upgraded product or service puts additional strain on our sales and marketing resources. Investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our personnel and capital resources. If we are unable to manage our expansion efforts effectively, in obtaining greater market share or in obtaining widespread adoption of our current or future products and services, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded services, which could have a material adverse effect on our financial results.

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

Our ability to effectively monitor and respond to the rapid and ongoing developments and expectations relating to environmental, social and governance matters, including related social expectations and concerns, may impose unexpected costs or results in reputational or other harm that could have a material adverse effect on our business.

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

We depend on a limited number of customers for a substantial portion of our Affiliate Marketing Services, and the loss of customers, unfavorable changes to terms in customer contracts or unfavorable changes in the markets served by our customers due to geopolitical, regulatory or other facts could materially and adversely affect our revenue, profitability and financial condition.

Our Affiliate Marketing Services business segment generates revenue by delivering a broad base of players to casino gaming operators, which are our customers. The loss of any of our key operators, or a significant reduction in sales or contracted rates to any key operator, or unfavorable changes in contracts with operators due to geopolitical, regulatory or other factors, could significantly reduce our revenue, margins and earnings and adversely affect our business. WPT Global, an operator, is our largest customer, comprising approximately 39% of our Affiliate Marketing Services segment’s revenue for the year ended December 31, 2024. The contract with this customer requires a nominal notice period to terminate the contract. If notice were provided, our revenues would decline from then-current net gaming revenue rates to approximately one-third the then-current rate.

The impact to gross margin percentage would be a similar reduction to that of revenue percentage as we pay our sub-affiliates based on a percentage of the then-current net gaming revenue and any reduction in our revenue would be a corresponding reduction in our cost of revenue. This customer also has the unilateral right to cease offering services in the markets in which it operates, which would result in the loss of revenue to us. In response to a removal of service offerings in various markets, our Affiliate Marketing Services segment has the ability to market our user base to other operators who continue to offer service to the various markets. If we are required to change service providers, we expect to incur switching costs, which could include lost revenues during the transition period and additional player promotions to incentive players to migrate to a new platform once the platform previously used is no longer available.

Our recruitment and retention of qualified personnel and key employees, including members of our senior management team, are vital to growing our businesses and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key employees to manage and operate our businesses. We believe a significant portion of our success is owed to our Chairman and CEO, Rob Phythian, and his longstanding relationships with sports leagues, sports media companies and fantasy sports companies. The leadership of Mr. Phythian and our other current executive officers and key employees has been critical and the departure of Mr. Phythian or any one of our other executive officers or other key employees, or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our businesses. We may not be able to attract or retain such highly qualified personnel in the future, and we do not expect that we will be able to replace their longstanding industry relationships. In addition, the loss of employees or the inability to hire qualified personnel that are knowledgeable regarding the sports betting and online casino gaming industries could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business.

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

As part of our growth strategy, we have made, and intend to continue to pursue, strategic investment opportunities, mergers and acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of the Company’s strategic investments, mergers and acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all.

We may decide to pursue strategic investment opportunities, acquisitions or mergers with which our investors may not agree, and we cannot assure investors that any strategic investment, acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, mergers and acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these mergers or acquisitions into our Company, our business could be seriously harmed. Mergers and acquisitions may expose us to operational challenges and risks, including, but not limited to:

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

SharpLink’s strategic investment, merger and acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Moreover, issuing common or preferred stock, or other securities, to fund an acquisition would cause economic dilution to existing shareholders.

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

Reductions in discretionary consumer spending could have an adverse effect on our business, financial condition, results of operations and prospects.

Our business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including iGaming and online sports betting, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting or iGaming. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, the impact of higher tariffs or escalating trade disputes, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a reduction in discretionary spending on leisure activities.

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

A portion of the operation of SharpLink’s Affiliate Marketing Services segment are in non-U.S. jurisdictions, which subjects the Company to the economic, political, regulatory and other risks of international operations

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, we have offices in Ukraine and Israel, and the military conflict between Russia and Ukraine and the evolving conflict in the Middle East and any business interruptions or other spillover effects from such conflicts could adversely affect our operations. Operations in non-U.S. jurisdictions can present many risks, including volatility in gross domestic product and rates of economic growth, financial and governmental instability, cultural differences and the imposition of exchange and capital controls.

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

We may invest in or acquire other businesses, and our business may suffer if we are unable to successfully integrate acquired businesses into our Company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we have made, and may continue to make, strategic investments in or complete strategic acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies.  In some cases, the costs of such investments or acquisitions may be substantial, including as a result of professional fees, financing costs and due diligence efforts.

There is no assurance that the time and resources expended on pursuing a particular acquisition or strategic investment opportunity will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, the assumptions we use to evaluate investment and acquisition opportunities may not prove to be accurate, and intended benefits may not be realized. Our due diligence investigations may fail to identify all of the issues, liabilities or other challenges associated with an acquired business, which could result in increased risk of unanticipated or unknown issues or liabilities, including with respect to privacy, competition and other regulatory matters, and our mitigation strategies for such risks that are identified may not be effective. Further, we may be unable to identify suitable acquisition or strategic investment opportunities, or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree, and we cannot assure you that any acquisition or investment will be successful or otherwise provide a favorable return on investment.

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

Risks Associated with Our Capital Stock

We may not regain compliance with the continued listing requirements of The Nasdaq Capital Market.

As previously reported, on July 17, 2024, the Company received a letter (the "Bid Price Deficiency Notice”) from the Nasdaq Stock Market ("Nasdaq") notifying the Company that, because the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of the Company’s common stock closed at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq would provide written notification that the Company had achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Listing Qualifications Department (the “Staff”) of Nasdaq notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). As a result, the Staff requested that the Company provide a plan of compliance by January 6, 2025.

On January 8, 2025, SharpLink received a letter (the "Notice”) from the Staff indicating the Company’s continued non-compliance with the Bid Price Rule. On February 5, 2025, the Company requested a hearing before the Nasdaq Hearing Panel (the "Panel"), which has stayed any furtherdelisting action by the Staff pending the ultimate outcome of the hearing. The Company’s Common Stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.

The Notice from the Staff informed the Company that the Staff had determined that the Company has not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day compliance period, due to the Company’s previously reported failure to comply with the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market as required under Listing Rule 5505(b)(1).

Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). As a result, the Staff requested that the Company provide a plan of compliance by January 6, 2025. However, pursuant to Nasdaq Listing Rule 5810(d)(2), this deficiency became an additional basis for delisting, and as such, the Company addressed these concerns before the Panel.

We understand that the delisting action referenced in the Notice, dated January 8, 2025, has been stayed pending the issuance of a formal decision by the Panel following a hearing which was held on February 25, 2025.

At the hearing, the Company delivered he Panel with a detailed update regarding the Company’s plan to demonstrate compliance with all applicable requirements for continued listing on The Nasdaq Capital Market. However, there can be no assurance that the Panel will approve the compliance plan or that the Company will ultimately regain compliance with all applicable requirements for continued listing.

The market price of our securities may be volatile and may fluctuate in a way that is disproportionate to our operating performance.

Our securities may experience substantial volatility as a result of a number of factors, including, among others:

●	sales or potential sales of substantial amounts of our Common Stock;

●	announcements about us or about our competitors or new product or service introductions;

●	developments concerning our strategic business partners;

●	the loss or unanticipated underperformance of our D2P/Affiliate Marketing Services business unit;

●	litigation and other developments relating to our proprietary rights or those of our competitors;

●	conditions in the U.S. sports betting and global online casino gaming industries;

●	governmental regulation and legislation;

●	variations in our anticipated or actual operating results;

●	changes in any securities analysts’ estimates of our performance, or our failure to meet analysts’ expectations;

●	foreign currency values and fluctuations; and

●	overall political and economic conditions, including Russia’s invasion of Ukraine, the Israel and Palestine conflict and growing geopolitical tension with China.

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

As of March 14, 2025, we had outstanding pre funded warrants with Alpha Capital Anstalt (“Alpha”), which are convertible into 303,808 shares of Common Stock, as further described in ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS; and we may need to issue similar instruments in the future. In the event that these convertible instruments are converted into shares of outstanding Common Stock, or that we make additional issuances of other convertible or exchangeable securities, you could experience additional dilution. Furthermore, we cannot assure you that we will be able to issue shares or other securities in any offering at a price per share that is equal to or greater than the price per share paid by investors or the then current market price.

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

Employees are provided specific guidance to mitigate the risk of a cybersecurity attack. This guidance includes safeguards over confidential data, being aware of suspicious emails, choosing and changing passwords, protection of Company issued and use of personal devices, managing large data transfers and use of VPNs when outside the office. Employees are directed to immediately contact either the Chief Financial Officer and Vice President of Affiliate Marketing if they encounter any suspicious activity.

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

Our Chief Financial Officer and Vice President of Affiliate Marketing are responsible for assessing and managing material risks from cybersecurity threats, as well as managing, responding to and reporting material cyber incidents if any occur. They will provide periodic briefings, as required, to the Audit Committee and to the Board of Directors about our cybersecurity risks and activities, including cybersecurity incidents and responses, cybersecurity systems testing, third-party activities and related topics. In addition, our policies for managing and responding to cybersecurity incidents include procedures for appropriate escalations to our Audit Committee Chair.

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

ITEM 2. PROPERTIES

At the beginning of 2024, the Company leased certain office space at 333 Washington Avenue North, Suite 104, Minneapolis, Minnesota 55401, USA under a long-term, non-cancelable operating lease agreement. The contract provided the right to substantially all of the economic benefits from the use of the office space and the right to direct the use of the office space. The agreement also required the Company to pay real estate taxes, insurance and repairs during the lease. After the consummation of the Sale of Business in January 2024, the Company is required to pay RSports a monthly amount for shared lease space at the same address at $1,000 per month. This lease is on a month-to-month basis and can be terminated upon notice to RSports prior to the next monthly payment. The Company terminated this lease arrangement on December 31, 2024.

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

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as well as the first quarter in 2025 through March 14, 2025, as reported by Nasdaq.

2025	High	Low
First Quarter	$	$

2024	High	Low
First Quarter	$1.83	$1.10
Second Quarter	$1.41	$0.60
Third Quarter	$0.83	$0.46
Fourth Quarter	$0.94	$0.52

2023	High	Low
First Quarter	$7.80	$3.40
Second Quarter	$4.50	$2.52
Third Quarter	$3.17	$1.58
Fourth Quarter	$1.88	$1.28

As of March 14, 2025, we had approximately 54 individual shareholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of our shares of Common Stock is held through brokerage firms in “street name.”

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

Equity Compensation Plan

The following table provides summary of equity compensation plans and arrangements as of December 31, 2024:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Granted	-	-
Exercised	(2,500)	0.62
Forfeited	(104,648)	5.69
Expired	(199,410)	11.06
Outstanding as of December 31, 2024	108,261	$7.59	7.6	$-
Exercisable as of December 31, 2024	79,571	$8.05	7.6	$-

Recent Sales of Unregistered Securitie

s

None.

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

On January 18, 2024, SharpLink sold all of the issued and outstanding shares of common stock or membership interests in a Sale of Business, as applicable, of our Sports Gaming Client Services and SportsHub Gaming Network business units to RSports for $22.5 million in an all-cash transaction. Nearly all of the employees of these acquired business units also moved to RSports to help ensure a seamless transaction.

The historical results of our Sports Gaming Client Services and SportsHub Gaming Network businesses have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the Sale of Business. Additional disclosures relating to the Sale of Business are provided in NOTE 3 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023.

In December 2023, the Company discontinued investments into and the operation of its C4 sports betting conversion technology (“C4”) due to the lack of market acceptance. C4 centered on cost effectively monetizing our own proprietary audiences and our customers’ audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

SharpLink also previously owned and operated an enterprise telecom expense management business (“Enterprise TEM”) acquired in July 2021 in connection with SharpLink’s go-public merger with Mer Telemanagement Solutions. During 2022, we discontinued operations for this business unit and sought a buyer for the business. On December 31, 2022, we completed the sale of this business to Israel-based Entrypoint South Ltd.

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

Sale of Legacy MTS Business

On December 31, 2022, SharpLink Israel closed on the sale of its Legacy MTS to Israel-based Entrypoint South Ltd., a subsidiary of Entrypoint Systems 2004 Ltd. In consideration of Entrypoint South Ltd. acquiring all rights, title, interests and benefits to Legacy MTS, including 100% of the shares of MTS Integratrak Inc., one of the Company’s U.S. subsidiaries, Entrypoint South Ltd. will pay SharpLink an Earn-Out Payment equal to three times Legacy MTS’ EBITDA for the year ending December 31, 2023, up to a maximum earn-out payment of $1 million (adjusted to reflect net working capital as of the closing date). Within ten (10) calendar days of the approval by the board of directors of the Buyer of the audited annual financial statements of the Business as at December 31, 2023, and for the 12-month period ending on the Earn-Out Schedule Delivery Date, which shall occur no later than May 31, 2024, Buyer shall deliver to the Seller an Earn-out Schedule certified by its Chief Executive Officer and Chief Financial Officer setting forth the computation of the Earn-Out Payment (as applicable), if any, together with the calculation thereof in an agreed Excel table format (including, but not limiting to all relevant details of the EBITDA calculations for the year 2023). Sharplink received an earnout payout of $297,387 during July 2024.

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

On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 8(a)(vi) of the Debenture and Section 3(e)(ii) of the 2023 Warrant in connection with the Sale of Business; and (ii) payment of the Mandatory Default Amount; and the parties agreed that SharpLink will pay 110% of the outstanding principal amount of the Debenture, plus accrued and unpaid interest, in the aggregate total amount of $4,484,230 (the “Debenture Redemption Amount”). On January 19, 2024, the Company paid Alpha the Debenture Redemption Amount. As a result, the Company’s obligations under the Debenture have been satisfied.

Pursuant to Section 5(1) of the 2023 Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Sale of Business, the 2023 Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The Parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a “fundamental transaction” as defined in the 2023 Warrant. The Parties further agree in the Settlement Agreement to fix the Black Scholes value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance of 254,233 warrants is valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the year ended December 31, 2024.

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The modification to the Exchange Agreement was valued on June 29, 2024, the day before the modification, using the Black Scholes option-pricing model.  The Company recorded a fair value adjustment of $17,996 on the condensed consolidated statements of operations during the second quarter of 2024 and removed the remaining accrued warrant liability of $152,386 through an adjustment to additional paid in capital. On December 9, 2024, Alpha exercised 120,000 warrants from the 2023 Warrants Repurchase Balance at a strike price per warrant of $.0001 per share. Additionally, on January 23, 2024, Alpha exercised 266,667 warrants issued pursuant to the Exchange Agreement at a strike price per warrant of $.60 per share with the Company receiving approximately $160,000. Further, during this same period, 2,500 warrants with a strike price of $0 were exercised by former management of MTS.

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

Potential Reverse Stock-Split

On November 5, 2024, SharpLink Gaming, Inc.'s Board of Directors unanimously adopted resolutions approving, declaring advisable and recommending to the stockholders for their approval a proposal to authorize the Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation to effect a reverse stock split of our issued and outstanding Common Stock at a ratio of up to and including 6:1, such ratio to be determined by the Board of Directors, including any increase in our authorized capital required in the event a fractional share will be created as a result of the reverse stock split. On December 23, 2024 at SharpLink's Annual General Meeting of Stockholders, stockholders approved the reverse stock split, granting the Board of Directors the authority, without further action by the stockholders, to carry out such action, with the exact exchange ratio and timing to be determined at the discretion of the Board of Directors. The Board of Directors may determine in its discretion not to effect the reverse stock split and not to file any amendment to our Amended and Restated Certificate of Incorporation.  The primary purpose for effecting the reverse stock split, should the Board of Directors choose to effect one, would be to increase the per share price of SharpLink's Common Stock to regain compliance with the minimum bid price requirement for continued listing set forth in Nasdaq Listing Rule 5550(a)(2).

On July 17, 2024, the Company received a letter (the "Bid Price Deficiency Notice”) from Nasdaq notifying the Company that, because the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. If at any time before January 7, 2025, the closing bid price of the Company’s common stock closed at or above $1.00 per share for a minimum of 10 consecutive trading days (which number days may be extended by Nasdaq), Nasdaq would provide written notification that the Company had achieved compliance with the Minimum Bid Price Requirement, and the matter would be resolved.

On January 8, 2025, SharpLink received a letter (the "Notice”) from the Listing Qualifications Department of the Nasdaq indicating the Company’s continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the "Bid Price Rule”). The Notice from the Staff informed the Company that the Staff had determined that the Company has not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day compliance period, due to the Company’s previously reported failure to comply with the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market as required under Listing Rule 5505(b)(1). SharpLink is working to evidence compliance with Minimum Bid Price Requirement for continued listing on the Nasdaq Capital Market and intends to submit a plan to that effect to the Nasdaq Hearings Panel (the "Panel”) as part of the hearing process, which is expected to include plans to effect the reverse stock split. However, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel even in the event that the Company's Board elects to effect a reverse stock split of its share capital. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023.

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

As a result of the Sale of Business, we have ceased our Sports Gaming Client Services and SportsHub Gaming Network operations. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Sale of Business on January 18, 2024. See NOTE 3 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023.

Nasdaq Deficiency Notices

2023 Continued Listing Deficiencies

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

On January 24, 2024, SharpLink filed a Current Report on Form 8-K with the SEC, disclosing details of the sale of its Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. for $22.5 million in an all-cash transaction (the “Sale of Business”). As a result of the Sale of Business, the Company’s total stockholders’ equity exceeded $2.5 million as of the date of the above referenced Form 8-K filing. As a result of the Sale of Business, the Company believed that it had regained compliance with all applicable continued listing requirements and had requested that the Staff determine whether the Hearing should be cancelled. On February 7, 2024, SharpLink received formal notification from Nasdaq that the Company’s previously announced deficiency under the Rule had been cured, and the Company had regained compliance with all applicable continued listing standards. Therefore, the Hearing before the Nasdaq Hearings Panel, originally scheduled for February 20, 2024, was cancelled.

2024 Continued Listing Deficiencies

As previously announced in a press release, dated July 17, 2024, and reported on Form 10-Q filed by the Company on August 15, 2024, the Company received a letter on July 17, 2024, from Nasdaq notifying the Company that, because the closing bid price for its Common Stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement (the "Bid Price Deficiency Notice”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Nasdaq Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2).  The Company had 45 calendar days to submit a plan to regain compliance or until January 6, 2025.

On January 8, 2025, SharpLink received a letter (the "Notice”) from the Listing Qualifications Department of the Nasdaq indicating the Company’s continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the "Bid Price Rule”). The Notice from the Staff informed the Company that the Staff had determined that the Company has not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day compliance period, due to the Company’s previously reported failure to comply with the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market as required under Listing Rule 5505(b)(1).

The Companys requested and received a hearing with the Nasdaq Hearing Panel, which took place on February 25, 2025. The Company’s Common Stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.  SharpLink is working to evidence compliance with both the Minimum Bid Price Requirement and Minimum Stockholder’s Equity Requirement for continued listing on the Nasdaq Capital Market and intends to submit a plan to that effect to the Nasdaq Hearings Panel (the "Panel”) as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel. See NOTE 18 – SUBSEQUENT EVENTS included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting period. Our most critical estimates include those related to use of accounting for revenue recognition, stock-based compensation, warrants and discontinued operations. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect the more significant judgments and estimates used in preparing our consolidated financial statements. See NOTE 1 included in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED December 31, 2024 and 2023, which are included in ITEM 8 “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA” of this Annual Report, for our Summary of Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

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

The Affiliate Marketing Services operating segment generates revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites and our PAS network.

Stock-Based Compensation

The fair value of each option award is estimated on the date of grant using a Black Scholes option-pricing model. Significant management assumptions and estimates are made when using the Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the expected term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies. The Company’s underlying stock has been publicly traded since the date of the MTS Merger. All option grants during the years ended December 31, 2024 and 2023 were granted under the 2021 plan subsequent to the MTS Merger.

During the year ended December 31, 2024, the Company issued to members of its Board of Directors and its executives a total of 500,000 RSUs that were converted into 350,001 shares of Common Stock registered pursuant to Form S-8s (Registration No. 333-277612 and Registration No. 333-268631); and based on a quarterly vesting schedule.

Warrants

The fair value of warrants is estimated on the date of grant using a Black Scholes option-pricing model. If an agreement calls for the repricing of a warrant, the Company also uses a Black Scholes option-pricing model. Significant management assumptions and estimates are made when using the Black Scholes option-pricing model. The Company uses the underlying stock price, the exercise price, expected dividend assumptions, rate risk-free interest rate, estimated volatility and remaining term to calculate the warrant's value using the Black Scholes option-pricing model.

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

Results of Operations

The following table provides certain selected financial information for the periods presented:

	December 31, 2024	December 31, 2023	Change	% Change
Revenues	$3,662,349	$4,952,725	$(1,290,376)	-26.1%
Cost of Revenues	2,756,076	3,420,062	(663,986)	-19.4%
Gross profit	906,273	1,532,663	(626,390)	-40.9%
Gross profit percentage	24.7%	30.9%
Total operating expenses	5,669,248	10,425,865	(4,756,617)	-45.6%
Operating loss	(4,762,975)	(8,893,202)	4,130,227	-46.4%
Total other income (expenses)	289,100	(2,339,688)	2,628,788	-112.4%
Net income (loss) before income taxes	(4,473,875)	(11,232,890)	6,759,015	-60.2%
Provision for income taxes	232	(15,708)	15,940	-101.5%
Net income (loss) from continuing operations	(4,473,643)	(11,248,598)	6,774,955	-60.2%
Net income (loss) from discontinued ops, net of tax	14,573,262	(2,994,584)	17,567,846	-586.7%
Net income (loss)	$10,099,619	$(14,243,182)	$24,342,801	-170.9%

For the Year Ended December 31, 2024 as Compared to Year Ended December 31, 2023

Revenues

For the year ended December 31, 2024, revenues decreased 26.1% to $3,662,349 as compared to revenues of $4,952,725 reported for the year ended December 31, 2023. The decrease was largely due to market conditions softening and the loss of customers. The sports betting, poker and casino industries are facing increased government regulation and oversight, including increased taxes, both internationally and in the United States. This has contributed to players considering alternative gambling platforms such as "grey" or "black" gambling markets. The Company does not participate in any "grey" to "black" gambling markets.

Gross Profit

For the year ended December 31, 2024, gross profit decreased 40.9% to $906,273 from $1,532,663 reported for the previous year. The decline represents softening of market conditions (see revenues explanation above) and higher casino payouts due to large winnings by individuals during the year ended December 31, 2024. For the casino business, as greater payouts are made to winners, this has the impact of reducing gross profit.

Total Operating Expenses

For the 12 months ended December 31, 2024, total operating expenses decreased 45.6% to $5,669,248 from $10,425,865reported for the prior year. The notable drop in total operating expenses was primarily due to lower selling, general and administrative expenses which decreased to $5,669,248 in 2024 from $7,961,133 in 2023. The decrease was due to cost savings initiatives by the Company that resulted in lower payroll costs, lower marketing costs, deceases in insurance expenses and a reduction in travel and travel related costs. The improvement was further impacted by reduced non-cash goodwill and intangible impairment expenses, which totaled $- and $2,464,732 for the years ended December 31, 2024 and 2023, respectively.

Operating Loss

Operating loss decreased 46.4% for the 12-months ended December 31, 2024, declining to $(4,762,975) as compared to $(8,893,202) for the 12-month ended December 31, 2023.

Net Loss from Continuing Operations

After factoring the provision for income tax expenses of $232 and total other expense of $289,100, inclusive of $(324,518) in interest expense and $255,819 in the change in fair value of our Convertible Debenture, the net loss from our continuing operations was reduced to $(4,473,643) for the year ended December 31, 2024. This compared to a net loss from continuing operations of $(11,248,598) for the prior year after factoring total other income of $(2,339,688) and an income tax expense totaling $(15,708)

Net Income (Loss) from Discontinued Operations, Net of Tax

Net income (loss) from discontinued operations, net of tax increased 586.7% to $14,573,262 from $(2,994,584) for the 12-month periods ended December 31, 2024 and 2023, respectively. This increase was due to the gain on the sale of Sports Gaming Client Services and SportsHub Gaming Network.

Net Income (Loss)

As a result of the aforementioned reasons, net income for the 12 months ended December 31, 2024 totaled $10,099,619, which was an improvement from the net loss of $(14,243,182) reported for the prior year.

Cash Flows

Year Ended December 31, 2024 as Compared to the Year ended December 31, 2023

As of December 31, 2024, cash on hand was $1,436,729, an -42.2% increase when compared to cash on hand of $2,487,481 as of December 31, 2023.

For the year ended December 31, 2024, net cash used for operating activities totaled $(5,856,053) compared to net cash used for operating activities of $(4,916,412) in the prior year. The change in the net operating cashflows was due to increased gross margins in 2023 versus 2024. After factoring net cash used for operating activities for discontinued operations of $(16,958,433), net cash used in operating activities from continuing operations totaled $(22,814,486) for the year ended December 31, 2024, compared to net cash used by continuing operating activities from operations of $(4,916,412) after factoring $5,499,299 of net cash provided by operating activities from discontinued operations, cash provided by operations activities $582,887 for the year ended December 31, 2023

For the year ended December 31, 2024, net cash provided by the Company’s investing activities from continuing operations totaled $148,281, a increase of 151.8% when compared to cash used for investing activities from continuing operations of $(286,146) for the previous year. For the years ended December 31, 2024 and 2023, net cash used for investing activities from discontinued operations was $(18,857,834), compared to net cash used by investing activities from discontinued operations of $(745,951), respectively. Net cash used for investing activities for the year ended December 31, 2024 totaled $(18,709,553), which compared to net cash generated by investing activities for continuing operations of $(1,032,097) for the year ended December 31, 2023.

For the year ended December 31, 2024, cash used in financing activities from continuing operations was $(11,539,883), a 224.0% decrease when compared to net cash provided by financing activities from continuing operations of $9,303,279 provided from financing activities during the year ended December 31, 2023. The year-over-year change was largely due to the issuance of a $4,000,000 convertible debenture to an institutional investor and proceeds from a line of credit secured from our commercial lender in February 2023, offset primarily by repayments of debt. For the years ended December 31, 2024 and 2023, net cash used in and provided for financing activities from discontinued operations was $(5,835,352), and $481,575, respectively.

Liquidity and Capital Resources

As of December 31, 2024, we had working capital of $2,066,348. For the year ended December 31, 2024, we incurred a net loss from continuing operations of $(4,473,643), representing a 60.2% decrease from a loss from continuing operations of $(11,248,598) for the 12 months ended December 31, 2023. In the pursuit of SharpLink’s growth strategy, the Company has sustained continued operating losses.

SharpLink Israel completed the Sale of Business of our Sports Gaming Client Services and SportsHub Gaming Network business units for $22.5 million in an all cash transaction in January 2024. In connection with the closing of Sale of Business, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625 and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet. In addition, we redeemed the outstanding convertible debenture issued to Alpha for 110% of the outstanding balance, plus accrued and unpaid interest, or $4,484,230, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet.

On May 2, 2024, the Company entered into an At-The-Market ("ATM") Sales Agreement (the "ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the "Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the "Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the "Offering”). The Company is not obligated to make any sales of Common Stock under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s working capital needs. As of December 31, 2024, SharpLink had raised gross proceeds of $896,215 (net proceeds of $869,329, less professional fees) from the sale of 1,128,380 shares of Common Stock pursuant to the ATM Sales Agreement.

On February 4, 2025, the Company filed a prospectus supplement that amended and supplemented the ATM Sales Agreement (see Note 9) and the information in the  prospectus supplement, dated May 2, 2024, relating to the offer and sale of up to $1,676,366 of our shares of Common Stock, $0.0001 par value per share.  Through February 6, 2025, the Company has sold 2,843,902 shares of Common Stock in accordance with the ATM Sales Agreement under the initial and supplemental prospectuses with total proceeds to the Company of $1,834,925.

The aggregate market value of our outstanding shares of Common Stock held by non-affiliates as of February 4, 2025 was $5,505,158, based on 6,259,056 shares of Common Stock outstanding, of which 5,856,552 were held by non-affiliates, and a closing price on Nasdaq of $0.94 on December 6, 2024, which is within 60 days of the date of this prospectus supplement. Accordingly, under the terms of the ATM Sales Agreement, we may offer and sell through the initial prospectus, as amended and supplemented by this supplement, shares of Common Stock having an aggregate offering price of up to $1,835,052 from time to time to or through the Agents. We have sold 2,843,905 shares of Common Stock in accordance with the Sales Agreement under the initial prospectus.  There is no remaining availability under the initial and supplemental prospectuses.

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

Off-Balance Sheet Arrangements

On December 31, 2024, we did not have any off-balance sheet arrangements. Additionally, we have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Contractual Obligations

Material contractual obligations arising in the normal course of business primarily consist of purchase obligations in the normal course of business, principal and interest payment obligations to our commercial lender and debtholders and payments for lease obligations.

Inflation

Our opinion is that inflation did not have a material effect on our operations for 2024.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Also, in November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2024 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and regulations.

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

Management has conducted, with the participation of our Chief Executive Officer and our Chief Financial Officer, an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2024. Management’s assessment of internal control over financial reporting used the criteria set forth in SEC Release 33-8810 based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, Management concluded that our system of internal control over financial reporting was effective as of December 31, 2024, based on these criteria.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description

2.1

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

4.6*	Form of Prefunded Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

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

10.3+*	SharpLink, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.4+*	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.5+*	SharpLink Gaming, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on March 4, 2024)

10.6+*	Employment Agreement by and between SharpLink, Inc. and Rob Phythian, dated July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.7+*	Employment Agreement by and between SharpLink, Inc. and Chris Nicholas, dated July 26, 2021(incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.8+*

Employment Agreement by and between SharpLink, Inc. and Bob DeLucia, dated August 16, 2022 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the SEC on May 8, 2023)

10.9+*	Directors and Officers Compensation Policy (incorporated by reference to Annex C to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on July 28, 2022)

10.10*

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

10.12*	Asset Purchase Agreement, dated December 21, 2021, by and among FourCubed Acquisition Company, LLC, 6t4 Company, FourCubed Management, LLC, Chris Carlson and SharpLink Gaming Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.13†*	Registration Rights Agreement, dated December 31, 2021, by and among SharpLink Gaming Ltd., 6t4 Company, and Chris Carlson (incorporated herein by reference to Exhibit 10.2 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.14*

Agreement and Plan of Merger, dated September 7, 2022, by and among SharpLink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.15*	First Amendment to Agreement and Plan of Merger, dated November 2, 2022, by and among SharpLink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.16††*

Share and Asset Purchase Agreement, dated as of November 9, 2022, by and between SharpLink Gaming Ltd. and Entrypoint South Ltd. (incorporated herein by reference to Exhibit 2.1 to the Report on Form 6-K submitted to the SEC on January 5, 2023)

10.17*

Revolving Credit Agreement, dated February 13, 2023, by and between SharpLink, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.18*	Revolving Promissory Note, dated February 13, 2023, executed by SharpLink, Inc. (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.19*	Deposit Account Pledge and Control Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp. and Platinum Bank (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.20*	Form of Company Guaranty, dated February 13, 2023, issued by SHGN Acquisition Corp., SLG 1 Holdings LLC and SLG 2 Holdings LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.21*	Term Loan Agreement, dated June 9, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.5 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.22*	Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC, Rob Phythian, Chris Nicholas and Platinum Bank (incorporated herein by reference to Exhibit 10.6 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.23*

Consent, Assumption and Second Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.7 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.24*	Amended and Restated Term Promissory Note, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.8 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.25*	Security Agreement, dated June 9, 2020, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.9 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.26*	Third Party Security Agreement, dated as of June 9, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.10 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.27*	Amended and Restated Deposit Account Pledge Agreement, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.11 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.28*	Revolving Credit Agreement, dated March 27, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.12 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.29*	Second Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.13 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.30*	Consent, Assumption and Third Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.14 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.31*	Amended and Restated Promissory Note executed by SHGN Acquisition Corp., dated February 13, 2023 (incorporated herein by reference to Exhibit 10.15 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.32*	Security Agreement, dated March 27, 2020, executed by SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.16 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.33*	Security Agreement, dated March 27, 2020, by and between LeagueSafe Management, LLC and SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.17 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.34*

Third Party Security Agreement, dated March 27, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.18 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.35*

Securities Purchase Agreement, dated February 14, 2023, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.19 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.36*	8% Senior Convertible Debenture Due February 15, 2026 (incorporated herein by reference to Exhibit 10.20 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.37*	Registration Rights Agreement, dated February 14, 2026, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.21 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.38*	SportsHub Games Network, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.6+ to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023)

10.39*	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.40*	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.41*	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.42*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.43*	Director Agreement with Obie McKenzie, dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.44*	Director Agreement with Leslie Bernhard, dated February 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.45*	Confidentiality Agreement with Obie McKenzie, dated February 14, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024

10.46*	Confidentiality Agreement with Leslie Bernhard, dated February 14, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.47*	Director Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.48*	Confidentiality Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 21, 2024

10.49*	2024 Executive Compensation Plan, adopted February 16, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 21, 2024

10.50*	Employment Agreement with Rob Phythian, dated February 16, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.51*	Employment Agreement with Robert DeLucia, dated February 16, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.52*	ATM Sales Agreement, dated May 1, 2024 between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-279065) filed with the SEC on May 2, 2024)

10.53*	Amended and Fully Restated Post Closing Assignment Agreement between SharpLink Gaming Ltd., SHGN Acquisition Corp., RSports Interactive and SportsHub PA Holdings, LLC, dated May 8, 2024 (incorporated herein by reference to Exhibit 1.1 to the Report on Form 8-K filed with the SEC on May 14, 2024)

10.54*	Exchange Agreement No. 2 between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated July 10, 2024 (incorporated herein by reference to Exhibit 1.1 to the Report on Form 8-K filed with the SEC on July 16, 2024)

10.55*	Common Stock Purchase Warrant between SharpLink Gaming, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 1.2 to the Report on Form 8-K filed with the SEC on July 16, 2024)

21.1**	List of Subsidiaries

23.1**	Consent of Cherry Bekaert, LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1**	SharpLink Gaming, Inc. Clawback Policy

99.1*

Convenience Translation of the 104H Tax Ruling from Israel Tax Authority, dated January 17, 2024 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2024).

99.2*	Declaration of Status for Israeli Income Tax Purposes (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2024)

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed
**	Filed herewith
†	Pursuant to Item 601(b)(10)(iv) of Regulation S-K, certain information contained in this has been redacted as indicated therein
††	Annexes and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted annexes and schedules upon request.
+	Indicates management contract or compensatory plan.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHARPLINK GAMING, Inc.

Dated: March [ ], 2025	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer and Director

Dated: March [ ], 2025	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rob Phythian	Chief Executive Officer and Chairman	March [ ], 2025
Rob Phythian	(Principal Executive Officer)

/s/ Robert DeLucia	Chief Financial Officer	March [ ], 2025
Robert DeLucia	(Principal Financial Officer)

/s/ Leslie Bernhard	Director	March [ ], 2025
Leslie Bernhard

/s/ Robert Gutkowski	Director	March [ ], 2025
Robert Gutkowski

/s/ Obie McKenzie	Director	March [ ], 2025
Obie McKenzie

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SharpLink Gaming, Inc. and Subsidiaries

Minneapolis, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SharpLink Gaming, Inc. and Subsidiaries, formerly known as SharpLink Gaming, Ltd. and Subsidiaries, (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Convertible Debenture and Related Warrants

Description of Matter

At December 31, 2024, the Company had a convertible note with an outstanding principal balance of $4.0 million net of debt discount, warrant discount, accrued interest, and changes in fair value contributing to a reported fair value as of December 31, 2024 of $4.4 million. In connection with the issuance of the convertible note, the Company also issued new and modified existing warrants with the holder. Calculations and accounting for the convertible note and warrant at fair value require management’s judgments related to initial and subsequent recognition, use of a valuation model, and determination of the appropriate inputs used in the selected valuation model. As more fully described in Note 8 to the consolidated financial statements, the Company made an election at the time of issuance to record the convertible note at its fair value with changes in fair value recorded through the consolidated statements of operations. To value the convertible note, the Company utilized a Monte Carlo Simulation to incorporate certain probabilities and assumptions determined at issuance and at December 31, 2024. A Black-Scholes valuation method was used in measuring the fair value of the warrants.

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

Raleigh, North Carolina

March [ ], 2025

SHARPLINK GAMING, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
Assets
Current Assets
Cash	$1,436,729	$2,487,481
Accounts receivable, net of allowance for credit losses of $0	264,831	415,119
Other Receivables	272,813	-
Unbilled receivables	-	12,000
Prepaid expenses and other current assets	310,180	383,295
Due from Rsports Interactive, Inc.	307	-
Current assets from discontinued operations	269,788	67,805,379
Total current assets	2,554,648	71,103,274

Equipment, net	3,359	8,792
Intangible assets, net	13,162	168,112
Total assets	$2,571,169	$71,280,178

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$478,280	$1,463,699
Line of credit	-	6,345,978
Current portion of long-term debt	-	645,571
Current portion of convertible debenture, net of discount of $0 and $283,335, respectively, warrant discount of $0 and $831,746, respectively, accrued interest of $0 and $299,648, respectively	-	4,395,753
Current liabilities from discontinued operations	10,020	66,396,883
Total current liabilities	488,300	79,247,884

Long-Term Liabilities
Deferred tax liability	-	7,155
Debt, less current portion	-	1,424,908
Total liabilities	488,300	80,679,947

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 7,202; liquidation preference: $116,997	1	1,440
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 12,481; liquidation preference: $529,122	1	2,496
Common stock, $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares: 4,887,531 and 2,863,734, respectively	461	572,770
Treasury stock, 90 common shares at cost	(29,000)	(29,000)
Additional paid-in capital	79,920,365	77,909,981
Accumulated deficit	(77,808,959)	(87,857,456)
Total stockholders’ equity (deficit)	2,082,869	(9,399,769)
Total liabilities and stockholders’ equity	$2,571,169	$71,280,178

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2024	2023
Revenues	$3,662,349	$4,952,725
Cost of revenues	2,756,076	3,420,062
Gross profit	906,273	1,532,663

Operating expenses
Selling, general, and administrative expenses	5,669,248	7,961,133
Goodwill and intangible asset impairment expenses	-	2,464,732
Total operating expense	5,669,248	10,425,865
Operating loss	(4,762,975)	(8,893,202)

Other income and expense
Interest income	60,289	53,493
Interest expense	(324,518)	(1,150,341)
Other income	297,510	(12,606)
Change in fair value of convertible debenture and warrant liabilities	255,819	(1,230,234)
Total other income (expense)	289,100	(2,339,688)

Net loss before income taxes	(4,473,875)	(11,232,890)
Income tax (expense)	232	(15,708)
Net loss from continuing operations	(4,473,643)	(11,248,598)
Net income (loss) from discontinued operations, net of tax	14,573,262	(2,994,584)
Net income (loss)	$10,099,619	$(14,243,182)

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to common stockholders	$(4,473,643)	$(11,299,092)
Net income (loss) from discontinued operations available to common stockholders	14,573,262	(2,994,584)
Net income (loss)	10,099,619	(14,293,676)

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	3,443,264	2,760,970
Diluted weighted average shares for discontinued operations	4,047,057	2,760,970
Net earnings (loss) per share:
Net loss from continuing operations per share - basic	$(1.30)	$(4.09)
Net income (loss) from discontinued operations per share – basic	4.23	(1.08)
Net income (loss) per share - basic	$2.93	$(5.17)
Net loss from continuing operations per share - diluted	$(1.30)	$(4.09)
Net income (loss) from discontinued operations per share – diluted	3.59	(1.08)
Net income (loss) per share - diluted	$2.29	$(5.17)

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED December 31, 2024 and 2023

	Common/Ordinary shares		Series A-1 preferred stock		Series B preferred stock
							Additional			Total
							Paid-In	Treasury	Accumulated	shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2022	2,688,541	$537,731	6,630	$1,326	12,481	$2,496	$76,039,605	$(29,000)	$(73,565,641)	$2,986,517.00
Net loss	-	-	-	-	-	-	-	-	(14,243,182)	(14,243,182)
Stock-based compensation expense	-	-	-	-	-	-	634,367	-	-	634,367
Warrants issued in conjunction with convertible debenture	-	-	-	-	-	-	1,174,229	-	-	1,174,229
Deemed dividends on Series B preferred stock anti-dilutive provision	-	-	-	-	-	-	48,633	-	(48,633)	-
Issuance of ordinary shares for cashless exercised warrants	121,479	24,296	-	-	-	-	(24,296)	-	-	-
Issuance of ordinary shares to SportsHub shareholders which were previously reserved for future issuance	23,714	4,743	-	-	-	-	(4,743)	-	-	-
Issuance of ordinary shares for services rendered	30,000	6,000	-	-	-	-	42,300	-	-	48,300
Dividends on Series B preferred stock in Series A-1 preferred stock	-	-	572	114	-	-	(114)	-	-	-
Balance, December 31, 2023	2,863,734	$572,770	7,202	$1,440	12,481	$2,496	$77,909,981	$(29,000)	$(87,857,456)	$(9,399,769)
Net Income	-	-	-	-	-	-	-	-	10,099,619	10,099,619
Domestication equity adjustment - Note 1	-	(572,476)	-	(1,439)	-	(2,495)	576,410	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	160,565	-	-	160,565
Shares issued for vested restricted stock	350,001	-	-	-	-	-	449,360	-	-	449,360
Issuance of common stock for exercise of warrants	389,209	39	-	-	-	-	159,668	-	-	159,707
Warrant settlement agreement - Note 8	-	-	-	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for exchange of warrants - Note 8	156,207	15	-	-	-	-	210,879	-	(6,503)	204,391
Warrant exchange agreement - deemed dividend - Note 8	-	-	-	-	-	-	44,619	-	(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 8	-	-	-	-	-	-	287,150	-	-	287,150
Shares sold for cash	1,128,380	113	-	-	-	-	869,216	-	-	869,329
Warrant exchange amendment - Note 8	-	-	-	-	-	-	152,517	-	-	152,517
Balance, Balance at December 31, 2024	4,887,531	$461	7,202	$1	12,481	$1	$79,920,365	$(29,000)	$(77,808,959)	$2,082,869

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED December 31, 2024 and 2023

Includes cash flow activities from both continuing and discontinued operations	Year Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	10,099,619	(14,243,182)
Net income (loss) from discontinued operations, net of tax	14,573,262	(2,994,584)
Net loss from continuing operations	$(4,473,643)	$(11,248,598)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,102	107,414
Amortization of loan costs	-	10,714
Amortization of debt discount	71,781	459,148
Amortization of prepaid stock issued for services	-	129,000
Change in fair value	(255,819)	1,230,234
Accrued interest on convertible debenture	-	299,648
Deferred tax expense	(7,155)	(6,206)
Stock-based compensation expense	148,524	261,373
Goodwill and impairment expense	-	2,464,732
Loss on disposal of equipment	-	12,607
Changes in assets and liabilities
Accounts receivable	162,288	25,754
Other receivable	(272,813)	-
Due from Rsports Interactive, Inc.	(307)	-
Prepaid expenses and other current assets	73,115	(6,390)
Accounts payable and accrued expenses	(1,314,126)	1,344,158
Net cash used in operating activities – continuing operations	(5,856,053)	(4,916,412)
Net cash (used in) provided by operating activities - discontinued operations	(16,958,433)	5,499,299
Net cash used in operating activities	(22,814,486)	582,887

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(1,719)	(12,147)
Proceeds from sale of intellectual property	150,000	-
Capital expenditures for internally developed software	-	(273,999)
Net cash provided by (used in) investing activities – continuing operations	148,281	(286,146)
Net cash used in investing activities - discontinued operations	(18,857,834)	(745,951)
Net cash used for investing activities	(18,709,553)	(1,032,097)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	(4,148,571)	4,000,000
Principal payments on convertible debt	-	(419,048)
Proceeds from sale of common stock	869,275	-
Proceeds from line of credit	550,000	6,350,000
Repayment of line of credit	(6,900,000)	-
Principal payments on long-term debt	(2,070,479)	(620,173)
Proceeds from exercise of warrants	159,892	-
Debt issuance fees	-	(7,500)
Net cash generated by (used in) financing activities – continuing operations	(11,539,883)	9,303,279
Net cash (used in) generated by financing activities - discontinued operations	(5,835,352)	481,575
Net cash generated by (used in) financing activities	(17,375,235)	9,784,854

Net change in cash	(58,899,274)	9,335,644

Cash and restricted cash, beginning of period including discontinued operations	60,441,130	51,105,486
Cash and restricted cash, end of period including discontinued operations	1,541,856	60,441,130
Less cash from discontinued operations	(105,127)	(57,953,649)
Cash, end of period	$1,436,729	$2,487,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	485,531	485,531
Cash paid for taxes	504,755	86,320

NON-CASH INVESTING ACTIVITIES:
Shares issued for services provided	-	48,300

NON-CASH FINANCING ACTIVITIES:
Settlement agreement, liability issued for warrants	(900,000)	-
Issuance of common stock in exchange of warrants	210,879	-
Issuance of common stock for vested restricted stock	449,360	-
Deemed Dividend	44,619	48,633
Warrant exchange agreement, issuance of pre-funded warrants	287,150	-
Warrant exchange amendment, revalue of strike price and removal of repurchase requirement	152,386	-
Discount on convertible debenture and purchase warrant	-	1,574,229
Shares issued for cashless exercised warrants	-	24,296
Shares issued to SportsHub shareholders which were previously reserved for future issuance	-	4,743
Dividends on Series B preferred stock in Series A-1 preferred stock	-	1,861
Extension of maturity of operating lease liability	-	77,742

See accompanying notes to these consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED December 31, 2024 and 2023

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

Prior to the sale of SharpLink’s Sports Gaming Client Services and SportsHub Gaming Network business units in January 2024 to RSports Interactive, Inc. (“RSports”), a Minnesota corporation, (the “Sale of Business”), the SportsHub Gaming Network unit owned and operated an online gaming business that primarily facilitated daily and seasonal peer-to-peer fantasy contests for its end users. The SportsHub Gaming Network business unit also operated a website that provided a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds, and facilitation of prize payouts. SharpLink’s Free-to-Play ("F2P") sports game development business was engaged in the provision of F2P sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others.

On January 18, 2024, the Company entered into a Purchase Agreement (the “PA”) with RSports to sell the Company’s fantasy sports and sports game development business units to RSports. All of the issued and outstanding common stock or membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Divested Operations”) were sold for $22,500,000 in an all cash transaction. The transaction resulted in SharpLink selling a majority of its assets and the classification of the Divested Operation’s financial results as discontinued operations. All prior periods presented have been restated to present the Divested Operations financial results as discontinued operations. All explanations and amounts relating to discontinued operations are referred throughout the consolidated financial statements to Note 3 - Discontinued Operations.

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

We operate in one reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assessing performance. The Company’s chief operating decision maker (“CODM”), our Chief Executive Officer, allocates resources and assesses performance based upon discrete financial information at the segment level.

Reclassifications

Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment in order to conform to the current period presentation. See Note 3. During the year ended December 31, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities.  As a result of the change, we have one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance.  See Note 13.

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

Discontinued Operations

In June 2022, the Company’s Board of Directors approved management to enter into negotiations to sell MTS. The Company completed the sale of MTS on December 31, 2022. Accordingly, the assets and liabilities of the MTS business are separately reported as assets and liabilities from discontinued operations as of  December 31, 2024 and 2023 The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

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

On January 18, 2024, the Company entered into a PA with RSports to sell the Company’s Sports Gaming Client Services and SHGN business units to RSports. All of the membership interests of Sports Technologies, LLC, a Minnesota limited liability company, Holdings Quinn, LLC, a Delaware limited liability company and SHGN who owns all of the issued membership interests in SportsHub Reserve, LLC, (“SHReserve”), a Minnesota limited liability company; SportsHub PA, LLC, (“SHPA”), a Pennsylvania limited liability company, and SportsHub Holdings, LLC, (“SHHoldings”), a Minnesota limited liability company, and SportsHub Operations, LLC, (“SHOperations”), a Minnesota limited liability company (SHReserve, SHPA, SHHoldings and SHOperations, collectively, the “SHGN Subsidiaries”) were sold for $22,500,000 in an all-cash transaction. The amount of cash received from sale of business, net of cash transferred of $18,857,834, as reflected on the statement of cash flows, reflects the receipt of cash of $22,500,000, net of the cash transferred of $41,357,834. The majority of cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively. See Note 3.

Restricted Cash

Restricted cash consists of funds held for payment of prize liabilities for various daily and seasonal peer-to-peer fantasy games. The Company maintained separate accounts to segregate users’ funds from operational funds. See Note 3.

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

The following represents the cash on hand at  December 31, 2024 by banking institution and does not include any reduction for the FDIC insured limit of $250,000.

Bank	December 31, 2024
Platinum Bank	$1,141,775
Silicon Valley Bank	193,552
Other	101,402
Total	$1,436,729

The Company performs ongoing credit evaluations of its customers. In certain circumstances, the Company may require letters of credit, other collateral or additional guarantees.

Accounts Receivable

The Company’s policy for estimating the allowance for credit losses on accounts receivables considers several factors including historical loss experience, the age of delinquent receivable balances due, and economic conditions. Specific customer reserves are made during review of significant outstanding balances due, in which customer creditworthiness and current economic trends may indicate that it is probable the receivable will not be recovered. Accounts receivables are written off after collection efforts occur and the receivable is deemed uncollectible. Adjustments to the allowance for credit losses are recorded in selling, general and administrative expense. During the years ended December 31, 2024 and 2023, there was no amount of the allowance for credit losses. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

Investment, cost

During the year ended December 31, 2021, the Company invested $200,000 in Quintar, Inc. an augmented reality company headquartered in California. This investment provided the Company with 280,903 shares, which equates to a 1.12% ownership interest in Quintar. SharpLink does not exercise significant control over Quintar due to its minority ownership role and the fact that SharpLink does not have a seat on Quintar’s Board of Directors, nor hold any special voting rights. As a result, of the Company’s lack of influence over Quintar and the fact that the valuation of Quintar is not easily determinable (privately held business with few transactions) the Company accounts for the Quintar investment through the cost method of accounting. The Company reviews the investment for impairment at each reporting period based on current conditions. This is informed by Quintar’s operating results and financing activities. No impairment was indicated related to the Quintar investment for the year ended December 31, 2023. The investment was sold as part of the Sale of Business to RSports. See Note 3.

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

Equipment

Equipment is recorded at cost. Expenditures for renewals and improvements that significantly add to the productivity capacity or extend the useful life of an asset are capitalized. Expenditures for maintenance and repairs are expensed. When equipment is retired or sold, the cost and related accumulated depreciation are eliminated from the accounts and the resultant gain or loss is reflected in income. Depreciation is provided using the straight-line method, based on useful lives of the assets which ranges from three to seven years. Depreciation expense from continuing operations for the years ended December 31, 2024 and 2023, was $7,152 and $10,289, respectively. Accumulated depreciation from continuing operations as of December 31, 2024 and 2023 was $31,911 and $24,759, respectively.

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

Intangible and Long-Lived Assets

Intangible assets consist of acquired technology and are carried at cost less accumulated amortization. The Company amortizes the cost of identifiable intangible assets on a straight-line basis over the expected period of benefit, which is estimated at three years, see Note 3.

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

The Company begins amortizing the asset and subsequent enhancements once the software is ready for its intended use. The Company reassesses whether it has met the relevant criteria for deferral and amortization at each reporting date. The Company capitalized $0 and $273,999 of costs in the development of its software for continuing operations for the years ended December 31, 2024 and 2023, respectively.

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

During the fourth quarter of 2023, management determined the Company had experienced a triggering event due to receiving notification the Company’s largest Affiliate Marketing Services customer was in the process of leaving the European Poker Affiliate Solutions market, which would reduce future marketing commissions, The Company impaired the customer relationships intangible asset and software in development for Affiliate Marketing segment as a result of this information and impact on future cash flows. The impairment charge has been included in the Goodwill and intangible asset impairment expense line item in the consolidated statement operations for the year ended December 31, 2023.

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

For the year ended December 31, 2023, the Company recorded goodwill impairment of $1,615,167, which was due to the Company’s largest Affiliate Marketing Services customer announcing its intention in the fourth quarter of 2023 to leave the Company’s PAS network, which would reduce future marketing commissions. The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate. There is no goodwill balance as of the year ended December 31, 2024. See Note 3 for discontinued operations impairment.

Accounts Payable

The composition of accounts payable and accrued expenses from continuing operations are as follows:

	December 31, 2024	December 31, 2023
Accounts payable	$281,394	$834,060
Accrued wages and payroll expenses	49,184	63,359
Accrued bonus	58,280	305,747
Accrued interest	-	48,875
Other accrued expenses	89,422	211,658
	$478,280	$1,463,699

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

The Affiliate Marketing Services operating segment generates revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites. See Note 14.

Advertising and Marketing Expenses

The Company incurred $214,325 in advertising and marketing expenses for continuing operations and $12,491 for discontinued operations, respectively, for the year ended December 31, 2024. For the year ended December 31, 2023, the Company incurred $675,496 in marketing and advertising expenses for continuing operations and $176,224 for discontinued operations.

Stock-Based Compensation

Stock-based compensation expense reflects the fair value of stock-based awards measured at the grant date and recognized over the requisite service period. The Company estimates the fair value of each stock-based award on the measurement date using the Black-Scholes option valuation model which incorporates assumptions as to stock price volatility, the expected life of the options, risk-free interest rate, and dividend yield.  For restricted stock awards, the Company records the value of the Company stock at the date of the grant as stock based compensation expense.

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

As the Company had a net loss from continuing operations and net income from discontinued operations for the year ended  December 31, 2024, the following presents dilutive and anti-dilutive securities. For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

Year Ended December 31, 2024
Dilutive:
Prefunded warrants	469,560
Regular warrants	134,233
Total Dilutive	603,793
Anti-Dilutive:
Stock options	108,261
Series A-1 preferred stock	7,202
Series B preferred stock	12,481
SportsHub warrants	3,015
Restricted Stock Units	150,003
Total Anti-dilutive	280,962

As the Company had a net loss from continuing operations and discontinued operations for the year ended December 31, 2023, the following anti-dilutive securities outstanding were excluded in weighted average shares outstanding:

Anti-Dilutive:	Year Ended December 31, 2023
Stock options	414,819
Series A-1 preferred stock	7,202
Series B preferred stock	12,481
MTS warrants	8,333
Purchase warrants	880,000
Regular warrants	266,667
SportsHub warrants	3,015
Total Anti-dilutive	1,592,517

December 31, 2024

The calculation of the net loss per share and weighted-average shares of the Company’s ordinary shares outstanding for the periods presented are as follows:

	For the Year Ended December 31,
	2024	2023
Net loss from continuing operations	$(4,473,643)	$(11,248,598)
Less: deemed dividends on series B preferred stock	-	(48,633)
Less: dividends on series B preferred stock	-	(1,861)
Net loss from continuing operations available to common stockholders	(4,473,643)	(11,299,092)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	14,573,262	(2,994,584)

Net income (loss) available to common stockholders	$10,099,619	$(14,293,676)

Basic weighted-average shares for continuing and discontinued operations	3,443,264	2,760,970
Diluted weighted average shares for discontinued operations	4,047,057	2,760,970

Basic:
Net (loss) from continuing operations per share	$(1.30)	$(4.09)
Net income (loss) from discontinued operations per share	4.23	(1.08)
Net income (loss) per share	$2.93	$(5.17)

Fully Diluted:
Net (loss) from continuing operations per share	$(1.30)	$(4.09)
Net income (loss) from discontinued operations per share	3.59	(1.08)
Net income (loss) per share	$2.29	$(5.17)

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

Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most critical estimates include those related to use of accounting for revenue recognition, stock-based compensation, warrants and discontinued operations. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update 2023-07 – Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024. See Note 13.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the Financial Account Standards Board (FASB), issued Accounting Standards Update (ASU) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date ("ASU 2025-01"). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Note 2 - Going Concern

In the pursuit of SharpLink’s previous long-term growth strategy centered on the development of its fan activation and conversion software and related businesses, the Company has sustained continued operating losses. During the 12 months ended December 31, 2024 and 2023, the Company had a net loss from continuing operations of $(4,473,643) and $(11,248,598), respectively; and cash (used)/provided by operating activities from continuing and discontinued operations of $(22,814,486) and $582,887 for the years ended December 31, 2024 and 2023, respectively.

On January 18, 2024, the Company completed the Sale of Business of our Sports Gaming Client Services and SportsHub Gaming Network business units for $22.5 million in an all cash transaction. In connection with the closing of the Sale of Business, SharpLink repaid in full all outstanding term loans and lines of credit with Platinum Bank, together with accrued but unpaid interest and all other amounts due in connection with such repayment under existing credit agreements, totaling an aggregate $14,836,625 and thereby terminating all existing credit facilities with Platinum Bank and discharging the debt on the Company’s balance sheet.  See Note 3. In addition, the Company redeemed the outstanding convertible debenture issued to Alpha Capital Anstalt ("Alpha") for 110% of the outstanding balance, plus accrued and unpaid interest, $4,484,230 in aggregate, thereby satisfying all obligations under the debenture and discharging the debt on the balance sheet. See Note 8.

On May 2, 2024, the Company entered into an At-The-Market ("ATM") Sales Agreement (the "ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the "Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the "Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the "Offering”). The Company is not obligated to make any sales of Common Stock under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s working capital needs. As of December 31, 2024, SharpLink had raised gross proceeds of $896,215 from the sale of 1,128,380 shares of Common Stock pursuant to the ATM Sales Agreement. See Note 9.

On February 4, 2025, the Company filed a prospectus supplement that amended and supplemented the ATM Sales Agreement (see Note 9) and the information in the  prospectus supplement, dated May 2, 2024, relating to the offer and sale of up to $1,676,366 of our shares of Common Stock, $0.0001 par value per share. The Company has sold 2,843,902 shares of Common Stock in accordance with the ATM Sales Agreement under the initial and supplemental prospectuses with total proceeds to the Company of $1,834,925.

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

As a result of the Sale of Business, we ceased our Sports Game Client Services and SportsHub Gaming Network segments. The historical results of these business segments have been reflected as discontinued operations in our consolidated financial statements for all periods prior to the closing date of the Sale of Business on January 18, 2024.

In connection with the Sale of Business, the Company entered into with the Buyer a Transition Services Agreement to provide for an orderly transfer and the continuity of business services. The Parent Seller would be able to use certain Buyer employees at an agreed upon hourly rate. The Buyer would be charged monthly amounts for business services such as accounting software, insurance and data services.

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

In the statement of cashflows for the year ended December 31, 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the year ended December 31, 2024, SharpLink paid RSports $157,857, respectively, for use of accounting service personnel under the PCCA agreement. RSports paid SharpLink $89,940 under the PCCA agreement for the same period.

The Sports Gaming Client Services performance obligations are satisfied over time (software licenses). Software license revenue is recognized when the customer has access to the license and the right to use and benefit from the license. Other items relating to charges collected from customers include reimbursable expenses. Charges collected from customers as part of the Company’s sales transactions are included in revenues and the associated costs are included in cost of revenues.

SportsHub collects fees from customers for daily and season-long online fantasy sports games in advance and recognizes the related fees over the term of the online fantasy game. It also collects various forms of fee revenue from customers using its wallet system platform. Its performance obligation is to provide these customers with an online platform to collect entry fees, provide transparency into league transactions, encourage timely payment of entry fees, safeguard funds during the season and facilitate end-of-season prize payouts. Fee revenue related to payment transactions is deferred until the end of the specific season. Other types of fee revenue are recognized on a transactional basis when users complete transactions or when a customer’s account becomes inactive under the terms of the user agreement. SportsHub also provides sports simulation software that customers pay a fee to access over a period of time. SportsHub provides and maintains the software throughout the duration of the season, which constitutes a single performance obligation and revenue is recognized over the term of the service. SportsHub also collects subscription fees from users of its Fantasy National Golf Club. Its performance obligation under these contracts is to provide subscribers with access to SportsHub’s intellectual property. Revenue is initially deferred and recognized ratably over the subscription period. Any discounts, promotional incentives or waived entry fees are treated as a reduction in revenue. Any minimal promotions where funds are issued to a user’s wallet account are recognized as marketing expenses, included in selling, general, and administrative expenses.

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations. During the year ended December 31, 2024, the Company was notified by the Buyer of an earn-out payment due to SharpLink in connection with the sale and received $297,387 in an earn-out proceeds. No further earn-out payment is expected. During the year ended December 31, 2024, in accordance with the dissolution of certain MTS entities, the Company wrote-off $400,669 of aged liabilities in the statement of operations for discontinued operations. This write-off was recorded in the Other (expense) income line item below.

C4 Technology

In December 2023, the Company discontinued its C4 technology due to the lack of market acceptance. C4 technology centered on cost effectively monetizing our own and our customers’ respective online audiences of U.S. fantasy sports and casual sports fans and casino gaming enthusiasts by converting them into loyal online sports and iGaming bettors.

Summary Reconciliation of Discontinued Operations

	For the Year Ended	For the Year Ended
	December 31, 2024	December 31, 2023

Revenues	$445,510	$9,035,670

Cost of Revenues	169,607	5,643,426

Gross Profit	275,903	3,392,244

Operating Expenses
Selling, general, and administrative expenses	544,685	6,843,856
Goodwill and intangible asset impairment expenses	-	674,982

Operating Loss	(268,782)	(4,126,594)

Interest income	101,714	1,778,999
Other (expense) income	501,320	(100,648)
Gain on sale of business	14,670,811	-
Interest expense	(9,027)	(503,401)
Total other income and expense	15,264,818	1,174,950

Income (loss) before income taxes	14,996,036	(2,951,644)

Income tax expense	422,774	42,940

Income (loss) from discontinued operations, net	$14,573,262	$(2,994,584)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of December 31, 2024 and December 31, 2023:

	December 31,	December 31,
	2024	2023
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$105,127	$46,369,229
Restricted cash	-	11,584,320
Accounts receivable, net of $0 allowance for credit losses	-	738,739
Unbilled receivables	-	9,447
Contract assets	-	274,833
Deferred prize expense	-	340,781
Prepaid expenses and other current assets	164,661	439,697
Investment, cost	-	200,000
Equipment, net	-	36,860
Right-of-use asset – operating lease	-	250,194
Intangible assets, net	-	2,260,351
Goodwill	-	5,300,928
Total current assets	$269,788	$67,805,379

	December 31,	December 31,
	2024	2023
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	10,020	$1,123,105
Contract liabilities	-	2,407,924
Prize liability	-	6,475,400
Customer obligations	-	50,249,095
Line of credit	-	5,000,000
Current portion of long-term debt	-	869,426
Current portion of lease liability	-	251,898
Deferred tax liability	-	20,035
Total current liabilities	$10,020	$66,396,883

Note 4 – Intangible Assets

Intangible assets as of December 31, 2024 and 2023 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, December 31, 2024
Acquired technology	5	$24,700	$11,538	$13,162
		$24,700	$11,538	$13,162

Balance, December 31, 2023
Customer relationships	5 - 10	$208,124	$208,124	$-
Acquired technology	3 - 5	808,700	790,588	18,112
Software in development	N/A	150,000	-	150,000
		$1,166,824	$998,712	$168,112

The Company sold $150,000 of software in development to a third party during the year ended December 31, 2024. During the year ended December 31, 2023, the Company recorded $849,565 of impairment charges to the customer relationship and internally developed software in Affiliate Marketing segment due to the loss of future revenues by the exit of Affiliate Marketing segment's largest customer from the European market. Amortization expense for the years ended  December 31, 2024 and 2023was $4,950 and $97,125 respectively, for continued operations. Estimated future amortization expense related to the intangible assets placed into service is $5,032 per year through August  31, 2027.

Note 5 – Goodwill

For the year ending December 31, 2023, the Company recorded goodwill impairment of $1,615,167, which was due to the loss of future revenue by the exit of Affiliate Marketing segment’s largest customer from the European market in the fourth quarter of 2023. The extent of impairment was determined based upon the projected performance of the reporting unit, as determined using an income approach valuation methodology. Key assumptions included in the determination of the reporting unit’s fair value included revenue growth, operating margin, long-term growth rate and discount rate. There is inherent uncertainty included in the assumptions used in goodwill impairment testing.

Note 6 - Line of Credit

On February 13, 2023, the Company entered into a Revolving Credit Agreement with Platinum Bank (the “Lender”) and executed a variable rate (9.0% as of December 31, 2023) revolving promissory note of $7,000,000, expiring February 26, 2025. As collateral, the Company granted a security interest in and to all of the Company’s right, title and interest in certain assets on account at Platinum Bank, together with all financial assets, security entitlements with respect to such financial assets, investment property, securities and other property, to secure the payment and performance of the revolving credit agreement. There was $0 and $6,350,000 outstanding as of December 31, 2024, and 2023. The Company incurred $7,500 in debt issuance costs associated with the revolving note, which are presented as net amount of $4,022 within the line of credit on the balance sheet and amortized on a method which approximates the effective interest method to interest expense on the consolidated statement of operations. In connection with the Sale of Business of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units in January 2024, the revolving credit line was paid off. See Note 3.

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

The Debenture initially accrues interest at the rate of 8% per annum for the first 12 months from the February 15, 2023, at the rate of 10% per annum for the ensuing 12 months, and thereafter until Maturity, at the rate of 12%, Interest may be paid in cash or ordinary shares of the Company or a combination thereof at the option of the Company; provided that interest may only be paid in shares if the Equity Conditions (as defined in the Debenture) have been satisfied, including Shareholder Approval. The Debenture includes a beneficial ownership blocker of 9.99%. The Debenture provides for adjustments to the Conversion Price in connection with stock dividends and splits, subsequent Sale of Business and rights offerings, pro rata distributions, and certain Fundamental Transactions. In the event the Company, at any time while the Debentures is outstanding, issues or grants any right to re-price, ordinary shares or any type of securities giving rights to obtain ordinary shares at a price below the Conversion Price, Alpha shall be extended full-ratchet anti-dilution protection (subject to customary Exempt Transaction issuances), and such reset shall not be limited by the Floor Price.

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

Purchase Warrant

On February 15, 2023, the Company also issued to Alpha a warrant (the “Warrant”) to purchase 880,000 ordinary shares of the Company at an initial exercise price of $8.75 (the “Warrant Shares,” and, together with the Conversion Shares, and any other ordinary shares of the Company that may otherwise become issuable pursuant to the terms of the Debenture and Warrant, the “Underlying Shares”). The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028. The exercise price of the Warrant was subject to an initial reset immediately prior to the Company’s filing of a proxy statement that included a shareholder proposal to approve the issuance of Underlying Share in excess of 19.99% of the issued and outstanding ordinary shares on the Closing Date (the “Shareholder Proposal”) to the lower of $8.75 and the average of the five Nasdaq Official Closing Prices immediately preceding such date the. As a result, the exercise price has been reset to $4.0704, the average of the five Nasdaq Official Closing Prices immediately preceding April 14, 2023, the date the Company filed its preliminary proxy statement which included the Shareholder Proposal. The Warrant includes a beneficial ownership blocker of 9.99%. The Warrant provides for adjustments to the exercise price, in connection with stock dividends and splits, subsequent Sale of Business and rights offerings, pro rata distributions, and certain Fundamental Transactions.

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

The Warrant provides that in the event of a fundamental transaction, SharpLink, at Alpha’s option, would repurchase the Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the “Warrant Repurchase”). On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 3(e)(ii) of the Warrant in connection with the Sale of Business

Pursuant to Section 5(1) of the Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Sale of Business, the Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The Parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a “fundamental transaction” as defined in the 2023 Warrant. The Parties further agree in the Settlement Agreement to fix the Black Scholes value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the “Shares”), (ii)a pre-funded warrant in the amount of 469,560 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance of 254,233 warrants is valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the year ended December 31, 2024.

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

On December 9, 2024, Alpha exercised 120,000 warrants from the 2023 Warrants Repurchase Balance at a strike price per warrant of $.0001 per share. Additionally, on January 23, 2024, Alpha exercised 266,667 warrants issued pursuant to the Exchange Agreement at a strike price per warrant of $.60 per share with the Company receiving approximately $160,000 . Further, during this same period, 2,500 warrants with a strike price of $0 were exercised by former management of MTS.

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

Note 9 - At-The-Market ("ATM") Offering

On May 2, 2024, the Company entered into an At The Market Sales Agreement (the "ATM Sales Agreement") with A.G.P/Alliance Global Partners (the "Agent") pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the "Common Stock"), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the "Offering"). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company's capital raising needs. As of December 31, 2024, SharpLink has raised gross proceeds of $896,215 (net proceeds of $869,329, less professional fees) from the sale of 1,128,380 common shares under the ATM Sales Agreement.

Note 10 - Fair Value

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As disclosed in Note 8, SharpLink entered into a Settlement Agreement on January 19, 2024 for the 2023 Warrant for purposes of the Warrant Repurchase at $900,000. On March 6, 2024, SharpLink entered into an Exchange Agreement (the "Exchange Agreement”) with Alpha to change the Warrant Repurchase of $ 900,000. Pursuant to the terms set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 156,207 shares of Common Stock (the "Shares”), (i) a pre-funded warrant in the amount of 469,560 shares of Common Stock (the "Pre-Funded Warrant”) and ( i) the remaining unexchanged balance of the 2023 Warrant Repurchase (the "Warrant Repurchase Balance”).

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the "Amendment") to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The fair value of the warrant liability was zero as of December 31, 2024.

The following provides a summary of the Convertible Debenture recorded at fair value as of December 31, 2024:

Fair Value, December 31, 2023	$4,395,753
Principle and interest convertible debenture repayments	(4,395,753)
Issuance of warrant repurchase balance	900,000
Conversion of warrants to shares and pre-funded warrants	(498,029)
Change in fair value of warrant repurchase balance	(231,589)
Change in fair value of warrant amendment	(17,996)
Settlement of warrant liability due to amendment	(152,386)
Fair Value, December 31, 2024	$-

As disclosed in Note 8, the Debenture and the Warrant were reported at fair value at issuance. The Debenture is adjusted to fair value on a recurring basis with changes in fair value recorded through the Company’s consolidated statements of operations as other income (expense) for the 12 months ended December 31, 2024.

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

Note 11 - Convertible Preferred Stock

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

Dividends – Holders of each share of Series B preferred stock shall be entitled to receive cumulative dividends until the second anniversary of the Original Issue date of July 26, 2021 at the rate per share (as a percentage of the stated value per share) of 8% per annum, payable quarterly on January 1, April 1, July 1 and October 1, beginning on the first such date after the issuance of such share of Series B preferred stock and on each conversion date in cash, or at the Company’s option, in duly authorized, validly issued, fully paid and non-assessable shares of preferred A-1 shares, or a combination thereof. In accordance with the Series B preferred stock terms, dividends of Series A-1 preferred stock are accrued on a quarterly basis, within additional paid in capital. A total of 7,202 shares at a value of $326,356 have been recorded in additional paid in capital as of the years ended  December 31, 2024 and 2023. The Company stopped accruing dividends as of July 26, 2023.

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

The Company had zero shares of Series A Preferred Stock outstanding as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, the Company had 7,202 shares of Preferred Series A-1 Stock and 12,481 shares of Series B Preferred Stock outstanding, respectively.

Note 12 - Warrants

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

On December 9, 2024, Alpha exercised 120,000 warrants from the 2023 Warrants Repurchase Balance at a strike price per warrant of $.0001 per share. Additionally, on January 23, 2024, Alpha exercised 266,667 warrants issued pursuant to the Exchange Agreement at a strike price per warrant of $.60 per share with the Company receiving approximately $160,000. Further, during this same period, 2,500 warrants with a strike price of $0 were exercised by former management of MTS.

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

Following is a summary of the Company’s warrant activity for the year ended December 31, 2024:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2023	1,158,015	$3.43	3.58
Previously issued regular warrants exchanged	(723,793)	4.10	-
Exchanged revalued warrants issued	723,793	-	7.69
Exercised	(545,374)	$0.68	-
Expired	(5,833)	$26.42	-
Outstanding as of December 31, 2024	606,808	$0.09	7.71

Following is a summary of the Company’s warrant activity for the year ended December 31, 2023:

	Number of	Weighted Average	Weighted Average
	Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2022	400,359	$0.82	2.83
Previously issued regular warrants	(266,667)	(45.00)	0.43
Revalued regular warrants	266,667	0.60	0.43
Exercised	(125,359)	(0.10)	-
Issued and vested	883,015	4.15	3.15
Outstanding as of December 31, 2023	1,158,015	$3.43	3.58

Note 13 - Stock Compensation

Equity awards are generally granted with an exercise price equal to the market price of the Company’s Ordinary shares at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

The Company granted 0 and 155,755 options for the year ended December 31, 2024 and 2023, respectively.  The Company granted 500,004 and 0 restricted stock units for the year ended December 31, 2024 and 2023, respectively.  The Company recognized stock compensation expense of $160,565 and $634,367 for the years ended December 31, 2024 and 2023, respectively, of which $12,041 and $372,994 of expense are recorded in discontinued operations.

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

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

	December 31, 2024	December 31, 2023
Expected volatility	51.02 - 116.56%	53.6 -116.6%
Expected dividends	0%	0%
Expected term (years)	5.0 - 6.0	5.7
Risk-free rate	.40 - 4.33%	3.4 - 4.3%
Fair value of Ordinary Shares on grant date	2.533 -67.4040	1.700 -4.0303

The summary of option activity under the plans as of December 31, 2024 and 2023, and change during the 12 months ended December 31, 2024 and 2023 is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Granted	-	-
Exercised	(2,500)	0.62
Forfeited	(104,648)	5.69
Expired	(199,410)	11.06
Outstanding as of December 31, 2024	108,261	$7.59	7.6	$-
Exercisable as of December 31, 2024	79,571	$8.05	7.6	$-

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2022	288,914	$11.40		$7,750
Granted	155,755	$4.46
Exercised	-	-
Acquired 1	14,552	$14.16
Forfeited	(42,989)	$6.99
Expired	(1,413)	$8.84
Outstanding as of December 31, 2023	414,819	$8.79	7.7	$3,750
Exercisable as of December 31, 2023	245,275	$10.59	6.9	$3,750

[1]

During the 12 months ended December 31, 2023, the Company recognized 14,552 options that were acquired during the SportsHub Acquisition. The options have an exercise price of $14.16 and expire December 21, 2032. The options were fully vested upon the completion of the SportsHub acquisition.

Unamortized stock compensation expense of $109,080 and $630,473 as of December 31, 2024 and 2023 will be amortized through 2026 for 28,690 and 166,544 of unvested options, respectively, and has a weighted average recognition period of two years.

The summary of restricted stock unit activity under the plans as of December 31, 2024 and 2023, and change during the 12 months ended December 31, 2024 and 2023 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Grant	Contractual	Intrinsic
	Shares	Date Fair Value	Term	Value
Outstanding as of December 31, 2023	-	$-		-
Granted	500,004	0.72	-	-
Cancelled	-	-	-	-
Vested and released	(350,001)	0.75	-	-
Outstanding and unvested as of December 31, 2024	150,003	$0.65	13.13	$-

During the year ended December 31, 2024, the Company recognized $449,360 in expense related to restricted stock units. Unamortized compensation expense for restricted stock units is $106,793 as of December 31, 2024 and 2023he remaining 150,003 of unvested units, will be recognized in 2025.

Note 14 - Operating Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis. As a result, the Company operates as a single reportable segment under ASC 280, Segment Reporting. The Company's operations include performance marketing services, lead generation, and data analytics, all of which are managed centrally. The Company focuses on delivering quality traffic and player acquisitions, retention and conversions to global casino gaming partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them.  The CODM assesses financial performance based on consolidated revenue, operating profit, and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM:

	Affiliate Marketing Segment

	December 31, 2024	December 31, 2023
Revenue	$3,662,349	$4,952,725
Less:
Cost of revenues	2,756,076	3,420,062
Segment gross profit	906,273	1,532,663
Less:
Salaries and benefits	1,428,737	1,910,163
Contractors and consulting expense	307,278	809,378
Marketing expense	214,325	675,496
Other segment expenses (1)	3,429,808	9,370,516
Segment net loss from continuing operations before income taxes	(4,473,875)	(11,232,890)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net loss from continuing operations before income taxes	(4,473,875)	(11,232,890)

(1) - other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation and amortization, foreign currency exchange gains and losses, other income and interest expense

These expenses represent the key cost components reviewed by the CODM in assessing the Company's performance.

The CODM evaluates income generated from the Company’s assets using net income (loss) as a key metric. The CODM utilizes this measure to assess return on assets when making strategic decisions, including whether to reinvest profits into the affiliate marketing platform, enhance technology and data analytics capabilities, or expand partnerships with advertisers and publishers.

The following table presents revenue by geographic region, based on the location of the Company’s customers:

For the year ended December 31, 2024:

Affiliate Marketing
Services
United States	$815,727
Rest of the World	$2,846,622
Revenue	$3,662,349

For the year ended December 31, 2023:

Affiliate Marketing
Services
United States	$754,446
Rest of the World	$4,198,279
Revenue	$4,952,725

As the Company operates as one reportable segment, total segment assets and total consolidated assets are effectively the same.  As such, segment assets are equivalent to total consolidated assets as presented on the balance sheet and all significant accounting policies, major customers, and revenue-related disclosures required under GAAP are included elsewhere in the financial statements.

The Company’s Affiliate Marketing Services segment derive a significant portion of their revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	December 31, 2024	December 31, 2023

Customer A	39%	35%
Customer B	22%	38%
Customer C	14%	6%
Customer D	14%	8%

These four customers had amounts due to the Company of $225,286 and $219,372 for December 31, 2024 and 2023, respectively.

Note 15 - Revenue Recognition

For the year ended December 31, 2024 and 2023, the Company has recognized its revenue at a point in time. The Company categorizes its revenue as Services and recognized $3,662,349and $4,952,725 for the year ended December 31, 2024 and 2023.

The Company’s assets and liabilities related to its contracts with customers were as follows:

	December 31, 2024	December 31, 2023

Accounts receivable	$264,831	$415,119
Unbilled revenue	$-	$12,000

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

Note 16 -- Income Taxes

Deferred tax assets and liabilities as of December 31, 2024 and 2023 consisted of the following:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating losses	$4,941,593	$5,786,541
Research and development tax credit	26,818	30,429
Nonqualified stock options	111,915	76,059
Equipment	882	1,402
Goodwill	585,490	590,235
Section 174 Capitalization	157,863	70,437
Intangible assets	982,462	1,043,615
Accrued expenses and other	26,790	103,947
Gross deferred tax assets	$6,833,813	$7,702,665
Valuation Allowance	(6,833,813)	(7,709,820)
Net deferred tax assets	$-	$(7,155)

As of December 31, 2024, the Company maintained a valuation allowance against certain deferred tax assets to reduce the total to an amount management believed was appropriate. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

As of December 31, 2024, the Company has a federal tax net operating loss carryforward of $21,832,273, which will be available to offset future taxable income indefinitely. The Company has net operating loss carryforwards in various states. The net tax effected value of those state net operating loss carryforwards is $6,150,701 in various states. The state net operating loss carryforwards will begin to expire in 2034 and are available to offset future taxable income or reduce taxes payable through 2045. The Company also has net operating loss carryforwards in foreign jurisdictions of approximately $41,100,000 that are reported in discontinued operations. The Company’s ability to utilize these net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

The foreign net operating losses related to operations in Israel and Hong Kong can be carried forward indefinitely. The Company has US federal and state research and development tax credits of $26,818 as of December 31, 2024, that will be available to offset future tax liabilities. Research and development tax credits will begin to expire in 2029.

The provision for (benefit from) income taxes charged to income for the years ended December 31, 2024 and 2023 consist of the following:

	December 31, 2024	December 31, 2023
US current tax (benefit) expense	$(232)	$15,708
Foreign current tax expense	-	-
Provision for income tax expenses (benefit)	-	-
	$(232)	$15,708

A reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows:

	December 31, 2024	December 31, 2023
Income tax benefit at federal statutory rate	21.0%	21.0%
State and local income taxes net of federal tax benefit	2.1%	0.5%
Meals and entertainment, non-deductible expenses and tax-exempt income	-0.1%	-0.1%
Officer's life insurance	-0.1%
Club Dues	-0.1%	0.0%
Incentive stock option expense	-0.7%	-0.1%
Equity reversal	0.9%	0.0%
Nondeductible goodwill impairment	0.0%	-8.2%
Nondeductible debt expenses	-1.5%	-8.8%
Financial statement true up	0.1%	0.0%
Miscellaneous other adjustments	-0.8%	0.0%
Change in valuation allowance	-21.0%	-4.3%
Provision for income tax expenses (benefit)	-0.1%	0.0%

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

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Discontinued Operations - Sale of Sports Gaming Client Services and SportsHub Gaming Network (See Note 3), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at December 31, 2024. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as additional income tax expense. During the years ended December 31, 2024 and 2023, the Company did not recognize material income tax expense related to interest and penalties. The Company’s uncertain tax position balance from continuing operations was $0 at December 31, 2024.

Note 17 – Related Party Transactions

Brown and Brown

The Company uses Brown & Brown (“Brown”), which acquired Hays Companies, as an insurance broker. Brown is considered a related party as an executive of Brown served previously on the Board of Directors of SharpLink Israel through February 2024. The Company paid $405,417 and $921,565 for the years ending December 31, 2024 and 2023, respectively for insurance coverage brokered by Brown. SharpLink Israel’s former director earned no commissions for the placement of these policies.

The Company leases office space in Canton, Connecticut from CJEM, LLC (CJEM), which is owned by a previous executive of the Company, who left the Company in January 2024. The Company paid rent expense of $3,200 and $38,400 in years ending December 31, 2024 and 2023 See Note 3.

Note 18 – Subsequent Events

The Company performed an evaluation of subsequent events for potential recognition and disclosure past the date of the financial statements’ issuance.

At-The-Market ("ATM") Offering

On February 4, 2025, the Company filed a prospectus supplement that amends and supplements the ATM Sales Agreement (see Note 9) and the information in the  prospectus supplement, dated May 2, 2024, relating to the offer and sale of up to $1,676,366 of our shares of Common Stock, $0.0001 par value per share. Pursuant to the ATM Sales Agreement dated as of May 2, 2024, within 60 days of the date of the prospectus supplement, the Company achieved a common stock closing price of $0.94 on December 6, 2024. Accordingly, under the terms of the ATM Sales Agreement, the Company could offer and sell through the initial prospectus, as amended and supplemented by this prospectus supplement, shares of Common Stock having an aggregate offering price of up to $1,835,052 from time to time to or through the Agents. Through February 6, 2025, the Company has sold 2,843,902 shares of Common Stock in accordance with the ATM Sales Agreement under the initial and supplemental prospectuses with total proceeds to the Company of $1,834,925. There is no remaining availability under the initial and supplemental prospectuses.

Regaining Compliance with Nasdaq Continued Listing Standards

As previously reported on Form 10-Q filed by the Company on August 15, 2024, the Company received a letter on July 17, 2024, from Nasdaq notifying the Company that, because the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement (the “Bid Price Deficiency Notice”). In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement.  Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Nasdaq Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). The Company had 45 calendar days to submit a plan to regain compliance or until January 6, 2025.

On January 8, 2025, SharpLink received a letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq indicating the Company’s continued non-compliance with Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). The Notice from the Staff informed the Company that the Staff had determined that the Company has not regained compliance with the Minimum Bid Price Requirement and was not eligible for a second 180-day compliance period, due to the Company’s previously reported failure to comply with the $5,000,000 minimum stockholders’ equity requirement for initial listing on The Nasdaq Capital Market as required under Listing Rule 5505(b)(1).

The Company had a hearing with the Nasdaq Hearing Panel on  February 25, 2025. The Company’s Common Stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process.

SharpLink is working to evidence compliance with Minimum Bid Price Requirement and Minimum Stockholder’s Equity Requirement for continued listing on the Nasdaq Capital Market and intends to submit a plan to that effect to the Nasdaq Hearings Panel (the “Panel”) as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, SharpLink entered into a subscription agreement ("Subscription Agreement") with U.K.-based Armchair Enterprises Limited ("Armchair"), which owns and operates CryptoCasino.com.  The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair.

Launched in October 2024, CryptoCasino.com is an innovative online gaming platform that partners with some of the world’s leading gaming studios. It utilizes blockchain technology to provide users with a secure, transparent and engaging next-generation gaming experience. The platform plans to offer over 6,000 online slots and table games, a live dealer casino, a premium sportsbook, an eSports betting hub and a racebook, among other features. CryptoCasino.com accepts a wide range of cryptocurrencies, including Bitcoin, Ethereum, Litecoin and more, catering to various user preferences globally while ensuring enhanced security, transparency and anonymity for players. In addition,

CryptoCasino.com offers both traditional registration and Web3 connectivity. By connecting instantly with wallets like MetaMask and Trust Wallet, players can easily deposit and withdraw funds within seconds. In addition, CryptoCasino.com serves over one billion unique Telegram users by providing a Telegram Casino integration, which allows anyone to join and start playing with just one click.