Form 10-K/A
period 2024-12-31
SharpLink Gaming, Inc.
filed 2025-03-17
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of March 14, 2025, there were 6,903,056 shares of Common Stock issued and outstanding.

EXPLANATORY NOTE

SharpLink Gaming, Inc. ("SharpLink" or the "Company") is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this "Amendment No. 1") to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission on March 14, 2025 (the "Original 10-K").  This Amendment No. 1 is being filed because an earlier version of the Original 10-K was inadvertently filed by the Company due to the XBRL process being incomplete by SharpLink's financial printing platform service provider at the time of the filing of the Original 10-K.  Except as noted in this Explanatory Note, this Amendment does not alter or amend  any of our  other disclosures. Certain dates made within the content of the Original 10-K were not reflected; and active links to documents incorporated by reference which are listed in Item 15. Exhibits, Financial Statements, Schedules did not link to applicable documents.

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

Recent Sales of Unregistered Securities

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

2.1

Agreement and Plan of Merger, dated June 14, 2023, by and among SharpLink Gaming Ltd., SharpLink Gaming, Inc., and SharpLink Merger Sub Ltd. (incorporated by reference to Annex A to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023).

2.2*

Amendment No. 1 to Agreement and Plan of Merger, dated July 24, 2023, by and among SharpLink Gaming Ltd., SharpLink Gaming, Inc., and SharpLink Merger Sub Ltd. (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023).

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

10.36*	8% Senior Convertible Debenture Due February 15, 2026 (incorporated herein by reference to Exhibit 10.20 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.37*	Registration Rights Agreement, dated February 14, 2026, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.21 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.38*	SportsHub Games Network, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.6+ to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023)

10.39*	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.40*	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.41*	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.42*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.43*	Director Agreement with Obie McKenzie, dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.44*	Director Agreement with Leslie Bernhard, dated February 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.45*	Confidentiality Agreement with Obie McKenzie, dated February 14, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024

10.46*	Confidentiality Agreement with Leslie Bernhard, dated February 14, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.47*	Director Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.48*	Confidentiality Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 21, 2024

10.49*	2024 Executive Compensation Plan, adopted February 16, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 21, 2024

10.50*	Employment Agreement with Rob Phythian, dated February 16, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.51*	Employment Agreement with Robert DeLucia, dated February 16, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.52*	ATM Sales Agreement, dated May 1, 2024 between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-279065) filed with the SEC on May 2, 2024)

10.53*	Amended and Fully Restated Post Closing Assignment Agreement between SharpLink Gaming Ltd., SHGN Acquisition Corp., RSports Interactive and SportsHub PA Holdings, LLC, dated May 8, 2024 (incorporated herein by reference to Exhibit 1.1 to the Report on Form 8-K filed with the SEC on May 14, 2024)

10.54*	Exchange Agreement No. 2 between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated July 10, 2024 (incorporated herein by reference to Exhibit 1.1 to the Report on Form 8-K filed with the SEC on July 16, 2024)

10.55*	Common Stock Purchase Warrant between SharpLink Gaming, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 1.2 to the Report on Form 8-K filed with the SEC on July 16, 2024)

21.1**	List of Subsidiaries

23.1**	Consent of Cherry Bekaert, LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1**	SharpLink Gaming, Inc. Clawback Policy

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

SHARPLINK GAMING, Inc.

Dated: March 14, 2025	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer and Director

Dated: March 14, 2025	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Rob Phythian	Chief Executive Officer and Chairman	March 14, 2025
Rob Phythian	(Principal Executive Officer)

/s/ Robert DeLucia	Chief Financial Officer	March 14, 2025
Robert DeLucia	(Principal Financial Officer)

/s/ Leslie Bernhard	Director	March 14, 2025
Leslie Bernhard

/s/ Robert Gutkowski	Director	March 14, 2025
Robert Gutkowski

/s/ Obie McKenzie	Director	March 14, 2025
Obie McKenzie

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

SharpLink Gaming, Inc. and Subsidiaries

Minneapolis, Minnesota

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of SharpLink Gaming, Ltd. and Subsidiaries, formerly known as SharpLink Gaming, Inc. and Subsidiaries, (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue from Contracts with Customers

Description of Matter

As described in Note 1 to the consolidated financial statements, a significant portion of the Company’s revenue recognized is for commission revenue that includes a distinct performance obligation to attract, acquire, and drive local sports betting and casino traffic directly to the respective sportsbook and casino partner.

Due to the nature of the Company’s revenue sources including a distinct performance obligation, management exercises significant judgment in the following area in determining appropriate revenue recognition:

●	Determination of the pattern of delivery for the distinct performance obligation.

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

Raleigh, North Carolina

March 14, 2025

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

On May 2, 2024, the Company entered into an At-The-Market ("ATM") Sales Agreement (the "ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the "Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the "Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the "Offering”). The Company is not obligated to make any sales of Common Stock under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s working capital needs. As of December 31, 2024, SharpLink had raised gross proceeds of $896,215(net proceeds of $869,329, less professional fees) from the sale of 1,128,380 shares of Common Stock pursuant to the ATM Sales Agreement. See Note 9.

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

Note 18 – Subsequent Events

The Company performed an evaluation of subsequent events for potential recognition and disclosure as of the date of the financial statement issuance date  March 14, 2025.

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