Form 10-Q
period 2025-03-31
SharpLink Gaming, Inc.
filed 2025-05-15
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of May 15, 2025, there were 659,684 shares of Common Stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash	$1,374,943	$1,436,729
Accounts receivable, net of allowance for credit losses of $0	322,952	264,831
Other Receivables	-	272,813
Prepaid expenses and other current assets	345,549	310,180
Due from Rsports Interactive, Inc.	1,511	307
Current assets from discontinued operations	218,677	269,788
Total current assets	2,263,632	2,554,648

Investment, cost	500,000	-
Equipment, net	2,153	3,359
Intangible assets, net	11,944	13,162
Total assets	$2,777,729	$2,571,169

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$692,183	$478,280
Current liabilities from discontinued operations	930	10,020
Total current liabilities	693,113	488,300

Total liabilities	693,113	488,300

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 601; liquidation preference: $116,997	1	1
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 1,040; liquidation preference: $529,122	1	1
Common stock, $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares: 575,255 and 407,295, respectively	58	41
Treasury stock, 8 common shares at cost	(29,000)	(29,000)
Additional paid-in capital	80,897,416	79,920,785
Accumulated deficit	(78,783,860)	(77,808,959)
Total stockholders’ equity	2,084,616	2,082,869
Total liabilities and stockholders’ equity	$2,777,729	$2,571,169

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2025	2024
Revenues	$741,731	$975,946
Cost of revenues	609,936	688,734
Gross profit	131,795	287,212

Operating expenses
Selling, general, and administrative expenses	1,057,339	1,972,075
Operating loss	(925,544)	(1,684,863)

Other income and expense
Interest income	11,932	16,097
Interest expense	-	(324,194)
Other expense	(312)	-
Change in fair value of convertible debenture and warrant liabilities	-	237,823
Total other income (expense)	11,620	(70,274)

Net loss before income taxes	(913,924)	(1,755,137)
Income tax (expense)	(2,808)	(5,674)
Net loss from continuing operations	(916,732)	(1,760,811)
Net income (loss) from discontinued operations, net of tax	(58,169)	14,111,167
Net income (loss)	$(974,901)	$12,350,356

Numerator for basic and diluted net loss per share:
Net loss from continuing operations available to common stockholders	$(916,732)	$(1,805,430)
Net income (loss) from discontinued operations available to common stockholders	(58,169)	14,111,167
Net income (loss)	(974,901)	12,305,737

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	531,226	259,140
Diluted weighted average shares for discontinued operations	531,226	298,479
Net earnings (loss) per share:
Net loss from continuing operations per share - basic	$(1.73)	$(6.97)
Net income (loss) from discontinued operations per share – basic	(0.11)	54.45
Net income (loss) per share - basic	$(1.84)	$47.48
Net loss from continuing operations per share - diluted	$(1.73)	$(6.97)
Net income (loss) from discontinued operations per share – diluted	(0.11)	47.28
Net income (loss) per share - diluted	$(1.84)	$40.31

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three months ended March 31, 2025 and 2024

(UNAUDITED)

	Common/Ordinary shares		Series A-1 preferred stock		Series B preferred stock		Additional Paid-In	Treasury	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2023	238,645	$47,729	601	$120	1,040	$208	$78,438,630	$(29,000)	$(87,857,456)	(9,399,769)
Net Income	-	-	-	-	-	-	-	-	12,350,356	12,350,356
Domestication equity adjustment - Note 1	-	(47,704)	-	(119)	-	(207)	48,030	-	-	-
Stock-based compensation expense	-		-	-	-	-	42,152	-	-	42,152
Shares issued for vested restricted stock	6,250	-	-	-	-	-	108,000	-	-	108,000
Issuance of common stock for exercise of warrants	22,222	2	-	-	-	-	159,998	-	-	160,000
Warrant settlement agreement - Note 8	-	-	-	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for exchange of warrants - Note 8	13,017	1	-	-	-	-	210,893	-	(6,503)	204,391
Warrant exchange agreement - deemed dividend - Note 8	-	-	-	-	-	-	44,619	-	(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 8	-	-	-	-	-	-	287,150	-	-	287,150
Balance at March 31, 2024	280,134	$28	601	$1	1,040	$1	$78,439,472	$(29,000)	$(75,558,222)	2,852,280

Balance at December 31, 2024	407,295	$41	601	$1	1,040	$1	$79,920,785	$(29,000)	$(77,808,959)	2,082,869
Net Loss	-	-	-	-	-	-	-	-	(974,901)	(974,901)
Stock-based compensation expense	-	-	-	-	-	-	69,460	-	-	69,460
Issuance of common stock for exchange of warrants	25,000	3	-	-	-	-	-	-	-	3
Shares sold for cash	142,960	14	-	-	-	-	907,171	-	-	907,185
Balance at March 31, 2025	575,255	$58	601	$1	1,040	$1	$80,897,416	$(29,000)	$(78,783,860)	$2,084,616

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Includes cash flow activities from both continuing and discontinued operations	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(974,901)	12,350,356
Net income (loss) from discontinued operations, net of tax	(58,169)	14,111,167
Net loss from continuing operations	$(916,732)	$(1,760,811)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,112	3,433
Amortization of debt discount	-	71,781
Change in fair value	-	(237,823)
Deferred tax expense	-	(7,155)
Stock-based compensation expense	69,460	30,110
Loss on disposal of equipment	312	-
Changes in assets and liabilities
Accounts receivable	(58,121)	63,110
Other receivable	272,813	-
Due from Rsports Interactive, Inc.	(1,204)	-
Prepaid expenses and other current assets	(35,369)	(131,822)
Accounts payable and accrued expenses	213,902	(879,466)
Net cash used in operating activities – continuing operations	(452,827)	(2,848,643)
Net cash (used in) provided by operating activities - discontinued operations	(61,258)	(16,446,314)
Net cash used in operating activities	(514,085)	(19,294,957)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	-	(1,719)
Investment in Crypto Casino	(500,000)	-
Net cash provided by (used in) investing activities – continuing operations	(500,000)	(1,719)
Net cash used in investing activities - discontinued operations	-	(18,707,834)
Net cash used for investing activities	(500,000)	(18,709,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of convertible debenture	-	(4,148,571)
Proceeds from sale of common stock	907,185	-
Proceeds from line of credit	-	550,000
Repayment of line of credit	-	(6,900,000)
Principal payments on long-term debt	-	(2,070,479)
Proceeds from exercise of warrants	3	160,000
Net cash generated by (used in) financing activities – continuing operations	907,188	(12,409,050)
Net cash (used in) generated by financing activities - discontinued operations	-	(5,835,352)
Net cash generated by (used in) financing activities	907,188	(18,244,402)

Net change in cash	(106,897)	(56,248,912)

Cash and restricted cash, beginning of period including discontinued operations	1,541,856	60,441,130
Cash and restricted cash, end of period including discontinued operations	1,434,959	4,192,218
Less cash from discontinued operations	(60,016)	(178,380)
Cash, end of period	$1,374,943	$4,013,838

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	485,531
Cash paid for taxes	-	86,320

NON-CASH FINANCING ACTIVITIES:
Settlement agreement, liability issued for warrants	-	(900,000)
Issuance of common stock in exchange of warrants	-	210,879
Issuance of common stock for vested RSUs	-	108,000
Deemed Dividend	-	44,619
Warrant exchange agreement, issuance of pre-funded warrants	-	287,150

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE three months ended March 31, 2025 and 2024

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming, Inc. (the “Company,” “SharpLink,” “we” or “our”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2025 and December 31, 2024, as well as its results of operations for the three months ended March 31, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025 and Form 10-K/A filed with the SEC on March 17, 2025.

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

On January 18, 2024, the Company entered into a Purchase Agreement (the “PA”) with RSports to sell the Company’s fantasy sports and sports game development business units to RSports. All of the membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Divested Operations”) were sold for $22,500,000 in an all cash transaction. The transaction resulted in SharpLink selling a majority of its assets and the classification of the Divested Operation’s financial results as discontinued operations. All prior periods presented have been restated to present the Divested Operations financial results as discontinued operations. All explanations and amounts relating to discontinued operations are referred throughout the consolidated financial statements to Note 3 - Discontinued Operations.

On February 13, 2024, SharpLink Gaming Ltd. (“SharpLink Israel” and former parent company) completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Gaming, Inc. (“SharpLink US”), SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of subsidiary of SharpLink US (Domestication Merger Sub). The Domestication Merger was achieved through a merger of Domestication Merger Sub Ltd. with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024.

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

The following represents the change in the par value based on the outstanding ordinary and preferred shares to common and preferred stock after the Domestication Merger on February 13, 2024:

Ordinary Shares
Par value for ordinary shares at $0.20 as reported at February 13, 2024	$47,729
Par value for common stock at $0.0001 at February 13, 2024	25
Net change in par value — will be reflected in additional paid-in capital	$47,704

Preferred Shares
Par value for Series A-1 preferred stock at $0.20 par value as reported at February 13, 2024	$120
Par value for Series A-1 preferred stock at $0.0001 par value as reported at February 13, 2024	1
Net change in par value — will be reflected in additional paid-in capital	$119
Par value for Series B preferred stock at $0.20 par value as reported at February 13, 2024	208
Par value for Series B preferred stock at $0.0001 par value at February 13, 2024	1
Net change in par value — will be reflected in additional paid-in capital	$207

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SharpLink Gaming, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

Reclassifications

During the year ended December 31, 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change, we have one reportable segment, consisting of Affiliate Marketing, for the purpose of making operational and resource decisions and assessing financial performance. See Note 9  - Operating Segment.

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

Reverse Share Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s share capital, whereby the Company decreased the number of issued and outstanding common shares from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Regaining Compliance with Nasdaq Continued Listing Standards

As previously reported on Form 10-K filed by the Company on March 14, 2025 and 10-K/A filed by the Company on March 17, 2025, the Company received a letter on July 17, 2024 from Nasdaq notifying the Company that, because of the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement (the “Bid Price Deficiency Notice”). In accordance with Nasdaq Marketplace Rule 5810 (c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Nasdaq Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). The Company had 45 calendar days to submit a plan to regain compliance or until January 6, 2025.

The Company had a hearing with the Nasdaq Hearing Panel (the “Panel”)on February 25, 2025. The Company’s Common Stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process. SharpLink worked to evidence compliance with the Minimum Bid Price Requirement and Minimum Stockholder’s Equity Requirement for continued listing on the Nasdaq Capital Market and submitted a plan to that effect to the Panel as part of the hearing process on February 25, 2025.

On March 21, 2025, SharpLink received notice (the “Notice”) from the Panel of The Nasdaq Stock Market, LLC (“Nasdaq”) stating that the Panel has granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the minimum bid price requirement as set forth in Rule 5550(a)(2) (the “Bid Price Rule”), which requires issuers to maintain a minimum bid price of $1.00 per share on the Nasdaq, and with Listing Rule 5550(b)(1), which requires listed issuers to maintain minimum stockholders’ equity of $2.5 million (the “Equity Rule”). Specifically, the Panel has agreed to provide the Company until May 23, 2025 to regain compliance with both the Bid Price Rule and the Equity Rule.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, the Bid Price Rule and the Equity Rule, or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

The Company is currently attempting to raise equity in public offerings in order to achieve compliance with the Equity Rule. We may not be able to comply with the Equity Rule even after these offerings due to our cash burn rate, operating expenses, and payment obligations. As a result, we may be required to raise additional funds after these offerings in order to achieve compliance.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, SharpLink entered into a subscription agreement (“Subscription Agreement”) with U.K-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair. The investment was recorded at cost and will be measured at cost minus impairment, adjusted for any observable price changes. There was no impairment as of March 31, 2025.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the “FASB”)  issued Accounting Standards Update (“ASU”)2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 became effective beginning with our 2025 fiscal year. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Note 2 – Going Concern and Liquidity

For the three months ended March 31, 2025 and 2024, the Company had a net loss from continuing operations of $(916,732) and $(1,760,811). The Company used cash for operating activities from continuing operations of $(452,827) and $(2,848,643) for the three months ended March 31, 2025 and 2024, respectively.

On May 2, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP” or the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number shares of Common Stock having an aggregate offering price of up to $1,835,052. As of March 31, 2025, SharpLink has raised total gross proceeds of $1,834,925.

On May 5, 2025 and May 6, 2025, SharpLink filed a registration statement on Form S-1 and Form S-1/A, respectively, in connection with a potential public offering to raise up to $5 million (the “Offering”) in gross proceeds through the offering of i) shares of common stock or prefunded warrants, in lieu thereof, ii) Series A-1 Common Stock Warrants, and iii) Series A-2 Common Stock Warrants (collectively, the Series A-1 Common Stock Warrants and Series A-2 Common Stock Warrants, the “Common Warrants.” Pursuant to the registration statement, as amended, SharpLink has engaged AGP to use its reasonable best efforts to solicit offers to purchase our securities in this offering. The Agent has no obligation to purchase any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of the securities. Because there is no minimum offering amount required as a condition to closing in this offering the actual public offering amount, Agent’s fee, and proceeds to us, if any, are not presently determinable and may be substantially less than the total maximum offering amounts set forth in the registration statement, as amended, and related preliminary prospectus. See Note 13.

In addition to funds that may be raised through the ATM Sales Agreement or the potential Offering, we may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are not able to secure additional funding when needed to support our business and to respond to business challenges, track and comply with applicable laws and regulations, develop new technology and services or enhance our existing offering, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of our planned strategic initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

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

Sale of SHGN and Sports Gaming Client Services

On January 18, 2024, SharpLink Israel (“Parent Seller”) and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN Acquisition Corp. (“SHGN,” and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owns all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units to the Buyer, by selling all of the issued and outstanding membership interests of the Targets and the Acquired Subsidiaries for $22,500,000 in an all cash transaction. SHGN owns all of the membership interests in Virtual Fantasy Games Acquisitions, LLC, a Minnesota limited liability company; LeagueSafe Management, LLC, a Minnesota limited liability company; SportsHub Reserve, LLC, a Minnesota limited liability company; SportsHub PA, LLC, a Pennsylvania limited liability company; SportsHub Operations, LLC, a Minnesota limited liability company; SportsHub Holdings, LLC, a Minnesota limited liability company; SportsHub Regulatory, LLC, a Minnesota limited liability company; and SportsHub Player Reserve, LLC, a Minnesota limited liability company (collectively, the “Acquired Subsidiaries”).

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

On May 8, 2024, SharpLink entered into an amended and fully restated Post Closing Assignment Agreement with RSports, whereby SharpLink and RSports agreed to amend the PA to exclude the transfer/sale of SHGN and agreed to the assignment/sale of the Acquired Subsidiaries membership interests in SHReserve and SHPA to be made directly to RSports upon and subsequent to the approval of a petition by the Pennsylvania Gaming Control Board. Based on this amended agreement, the Sale of Business is an asset sale for legal and tax purposes instead of an equity sale.

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

In the statement of cashflows for the three months ended March 31 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the three months ended March 31, 2025 and 2024, SharpLink paid RSports $0 and $34,059, respectively, for use of accounting service personnel under the PCCA agreement; and RSports paid SharpLink $0 and $39,957 under the PCCA agreement for the three months ended March 31, 2025 and 2024, respectively.

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of March 31, 2025 and March 31, 2024. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

Summary Reconciliation of Discontinued Operations

	For the Three Months Ended	For the Three Months Ended
	March 31, 2025	March 31, 2024

Revenues	$-	$398,813

Cost of Revenues	(8,881)	154,491

Gross Profit	8,881	244,322

Operating Expenses
Selling, general, and administrative expenses	69,054	319,523

Operating Loss	(60,173)	(75,201)

Interest income	-	98,161
Other (expense) income	3,004	(2,000)
Gain on sale of business	-	14,670,811
Interest expense	-	(9,027)
Total other income and expense	3,004	14,757,945

Income (loss) before income taxes	(57,169)	14,682,744

Income tax expense	1,000	571,577

Income (loss) from discontinued operations, net	$(58,169)	$14,111,167

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$60,016	$105,127
Prepaid expenses and other current assets	158,661	164,661
Total current assets	$218,677	$269,788

	March 31,	December 31,
	2025	2024
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	930	$10,020
Total current liabilities	$930	$10,020

Note 4 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $2,153 and $3,359 as of March 31, 2025 and December 31, 2024, respectively. Depreciation expense from continuing operations for the three months ended March 31, 2025 and 2024 was $894 and $2,202, respectively.

Intangible assets, net

Intangible assets, net of accumulated amortization as of March 31, 2025 and December 31, 2024 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, March 31, 2025
Acquired technology	5	$24,700	$12,756	$11,944
		$24,700	$12,756	$11,944

Balance, December 31, 2024
Acquired technology	5	$24,700	$11,538	$13,162
		$24,700	$11,538	$13,162

Amortization expense from continuing operations on intangible assets for the three months ended March 31, 2025 and 2024 was $1,218 and $1,231, respectively. The Company sold $150,000 of software in development to a third party during the first quarter of 2024.

Note 5 - Convertible Debenture and Warrant

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

On February 14, 2023, the Company entered into the Securities Purchase Agreement (the “SPA”) with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023. The Debenture is convertible, at any time, and from time to time, at Alpha’s option, into shares of Common Stock of the Company (the “Conversion Shares”), at an initial conversion price equal to $84.00 per share, subject to adjustment as described in the debenture agreement. A registration statement on Form S-1 (file No.: 333-271396) was filed on April 21, 2023, and as a result, the reset price was set to $50.13.

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

Purchase Warrant

On February 15, 2023, the Company also issued to Alpha a warrant (the “Warrant”) to purchase 73,333 common shares of the Company at an initial exercise price of $105.01 (the “Warrant Shares,” and, together with the Conversion Shares, and any other common shares of the Company that may otherwise become issuable pursuant to the terms of the Debenture and Warrant, the “Underlying Shares”). The Warrant is exercisable in whole or in part, at any time on or after February 15, 2023 and before February 15, 2028.

At the time of execution, the Company classified the Warrant as an equity contract and performed an initial fair value measurement. As the Warrant was issued with the assumption of the Debenture, the value assigned to the Warrant was based on an allocation of proceeds, subject to the allocation to the Debenture. The Company recorded a debt discount for the Warrant of $1,174,229, based on the Black Scholes option-pricing model which was calculated independently of the fair value of the Debenture, and recorded the Warrant as additional paid-in capital.

The Warrant provides that in the event of a Fundamental Transaction (as defined in the Debenture), SharpLink, at Alpha’s option, would repurchase the Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the “Warrant Repurchase”). On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 3(e)(ii) of the Warrant in connection with the Sale of Business.

Pursuant to Section 5(1) of the Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Sale of Business, the Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a Fundamental Transaction as defined in the 2023 Warrant. The parties further agree in the Settlement Agreement value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000, which was based on a Black Scholes model.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant to purchase 73,333 shares of common stock for (i) 13,017 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 39,130 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance of 21,186 warrants is valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the three months ended March 31, 2024.

The fair value of the Warrant Repurchase balance and the Pre-Funded Warrant are estimated on the following dates using the Black Scholes option pricing model with the following assumptions:

	January 19, 2024	March 6, 2024	March 31, 2024
Expected volatility	112.98%	90.90%	87.36%
Expected dividends	0.00%	0.00%	0.00%
Expected term (years)	4.08	3.92	3.90
Risk-free rate	3.75%	4.12%	4.21%

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the “Amendment”) to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $48.85 to $0.0012 and to remove the re-purchase option.

Note 6 - Fair Value

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As disclosed in Note 5, SharpLink entered into a Settlement Agreement on January 19, 2024 for the 2023 Warrant for purposes of the Warrant Repurchase at $900,000. On March 6, 2024, SharpLink entered into an Exchange Agreement with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 13,107 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 39,130 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the remaining unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”).

As disclosed in Note 5, the Debenture and the Warrant were reported at fair value at issuance.

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the three months ended March 31, 2024:

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

Note 7 - Warrants

Following is a summary of the Company’s warrant activity for the three months ended March 31, 2025:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2024	50,569	$1.07	7.71
Exercised	(25,000)	-	-
Expired	-	-	-
Outstanding as of March 31, 2025	25,569	$2.12	8.74

Following is a summary of the Company’s warrant activity for the three months ended March 31, 2024:

		Weighted Average	Weighted Average
	Number of Shares	Exercise Price Per Share	Remaining Life (Years)
Outstanding as of December 31, 2023	96,502	$41.16	3.58
Previously issued regular warrants	(39,130)	49.20	1.34
Revalued regular warrants	39,130	-	6.26
Exercised	(35,240)	22.68	-
Outstanding as of March 31, 2024	61,262	$20.40	7.62

Note 8 - Stock Compensation

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans.

The Company granted no options for the three months ended March 31, 2025 and 2024, respectively. The Company recognized stock compensation expense for stock options of $36,365 and $42,152 for the three months ended March 31, 2025 and 2024, respectively, of which $0 and $12,041 of expense are recorded in discontinued operations.

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

The fair value of each stock option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

March 31, 2024
Expected volatility	51.02 - 116.56%
Expected dividends	0%
Expected term (years)	5.0 - 6.0
Risk-free rate	.40 - 4.33%
Fair value of common shares on grant date	$20.40 - $394.56

The summary of activity under the plans as of March 31, 2025, and change during the three months ended March 31, 2025, is as follows:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2024	9,022	$91.06	7.6	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2025	9,022	$91.06	7.4	$-
Exercisable as of March 31, 2025	6,924	$96.28	7.4	$-

The summary of activity under the plans as of March 31, 2024, and change during the three months ended March 31, 2024, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2023	34,569	$105.48	7.7	$3,750
Granted	-	-
Exercised	-	-
Forfeited	(8,565)	68.52
Expired	(3,715)	109.32
Outstanding as of March 31, 2024	22,289	$119.04	4.4	$3,650
Exercisable as of March 31, 2024	17,519	$130.08	3.2	$3,650

Unamortized stock compensation expense of $72,715 will be amortized through 2026 for 2,099 of unvested options and has a weighted average recognition period of 2.0 years.

Restricted Stock Units

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the granting of certain restricted stock units (“RSU”) to members of the senior leadership team and the Board of Directors. For the three months ended March 31, 2025, the RSUs vest at quarterly intervals through September 30, 2025. The following is a summary of RSU activity for the three months ended March 31, 2025:

		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
		Date Fair	Contractual	Intrinsic
	Shares	Value	Term	Value
Outstanding as of December 31, 2024	12,501	$7.74	13.13	-
Granted	-	-	-	-
Cancelled	-	-	-	-
Vested and released	-	-	-	-
Outstanding and unvested as of March 31, 2025	12,501	$8.89	11.19	$-

The Company recognized $33,095 as part of the total stock compensation expense related to RSU awards for the three months ended March 31, 2025. The total unrecognized compensation cost related to unvested RSUs as of March 31, 2025 was $73,699.

For the three months ended March 31, 2024, the RSUs vest at quarterly intervals through December 31, 2024. The following is a summary of RSU activity for the three months ended March 31, 2024:

		Weighted	Weighted
		Average	Average
		Grant	Remaining	Aggregate
		Date Fair	Contractual	Intrinsic
	Shares	Value	Term	Value
Outstanding as of December 31, 2023	-	$-	-	-
Granted	25,000	16.80	-	-
Cancelled	-	-	-	-
Vested and released	6,250	-	-	$3,200
Outstanding and unvested as of March 31, 2024	18,750	$16.80	3.78	$-

The Company recognized $108,000 as part of the total stock compensation expense related to RSU awards for the three months ended March 31, 2024. The total unrecognized compensation cost related to unvested RSUs as of March 31, 2024 was $311,200.

Note 9 - Operating Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on a consolidated basis. As a result, the Company operates as a single reportable segment under ASC 280, Segment Reporting. The Company’s operations include performance marketing services, lead generation, and data analytics, all of which are managed centrally. The Company focuses on delivering quality traffic and player acquisitions, retention and conversions to global casino gaming partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them. The CODM assesses financial performance based on consolidated revenue, operating profit, and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM:

	Affiliate Marketing Segment
	March 31, 2025	March 31, 2024
Revenue	$741,731	$975,946
Less:
Cost of revenues	609,936	688,734
Segment gross profit	131,795	287,212
Less:
Salaries and benefits	302,700	460,962
Contractors and consulting expense	70,791	87,625
Marketing expense	20,450	75,797
Other segment expenses (1)	651,778	1,417,965
Segment net loss from continuing operations before income taxes	(913,924)	(1,755,137)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net loss from continuing operations before income taxes	(913,924)	(1,755,137)

(1)	- other segment items included in segment net loss include: professional fees, insurance, general and administrative expenses, depreciation and amortization, foreign currency exchange gains and losses, other income and interest expense

These expenses represent the key cost components reviewed by the CODM in assessing the Company’s performance.

The CODM evaluates income generated from the Company’s assets using net income (loss) as a key metric. The CODM utilizes this measure to assess return on assets when making strategic decisions, including whether to reinvest profits into the affiliate marketing platform, enhance technology and data analytics capabilities, or expand partnerships with advertisers and publishers.

Summarized revenues by country in which the Company operated for the three months ended March 31, 2025 and 2024 are shown below:

For the three months ended March 31, 2025:

Affiliate Marketing
Services
United States	$230,728
Rest of the World	$511,003
Total Revenue	$741,731

For the three months ended March 31, 2024:

Affiliate Marketing
Services
United States	$208,001
Rest of the World	$767,945
Total Revenue	$975,946

The Company does not have material assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	March 31, 2025	March 31, 2024

Customer A	42%	42%
Customer B	24%	19%
Customer C	14%	14%

Note 10 - Revenue Recognition

For the three months ended March 31, 2025 and 2024, the Company has recognized its revenue at a point in time. The Company’s only revenue stream is from the provision of Affiliate Marketing services.

The Company’s assets and liabilities related to its contracts with customers were as follows:

	March 31, 2025	December 31, 2024

Accounts receivable	$322,952	$264,831

The timing of revenue recognition may differ from the timing of invoicing to customers and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, and not to facilitate financing arrangements.

Note 11 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the three-month ended March 31, 2025 was (0.17%). The Company has NOLs available to offset 80% of the current year taxable income and the gain, net of tax is classified as discontinued operations in the financial statements. The Company is in the process of dissolving certain legal entities to simplify its legal structure. The tax impact of these legal entities being dissolved is not expected to be significant.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Sale of Business (See Note 3), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at March 31, 2025. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

Note 12 – Net Income (Loss) Per Share

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

As the Company had a net loss from continuing operations and discontinued operations for the three months ended March 31, 2025, the following presents dilutive and anti-dilutive securities. For continuing and discontinued operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding.

Three Months Ended March 31, 2025
Anti-Dilutive:
Regular warrants	25,568
Stock options	6,924
Series A-1 preferred stock	601
Series B preferred stock	1,040
Restricted Stock Units	12,501
Total Anti-dilutive	46,634

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

Three Months Ended March 31, 2024
Dilutive:
Prefunded warrants	39,130
MTS warrants	209
Total Dilutive	39,339
Anti-Dilutive:
Stock options	22,081
Series A-1 preferred stock	601
Series B preferred stock	1,040
MTS warrants	487
Regular warrants	21,187
Restricted Stock Units	18,750
SportsHub warrants	252
Total Anti-dilutive	64,398

The calculation of the net income (loss) per share and weighted-average shares of the Company’s common stock outstanding for the periods presented are as follows:

	For the Three Months Ended March 31,
	2025	2024
Net loss from continuing operations	$(916,732)	$(1,760,811)
Less: deemed dividends on warrant exchange	-	(44,619)
Net loss from continuing operations available to common stockholders	(916,732)	(1,805,430)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	(58,169)	14,111,167

Net income (loss) available to common stockholders	$(974,901)	$12,305,737

Basic weighted-average shares for continuing and discontinued operations	531,226	259,140
Diluted weighted average shares for discontinued operations	531,226	298,479

Basic:
Net (loss) from continuing operations per share	$(1.73)	$(6.97)
Net income (loss) from discontinued operations per share	(0.11)	54.45
Net income (loss) per share	$(1.84)	$47.48

Fully Diluted:
Net (loss) from continuing operations per share	$(1.73)	$(6.97)
Net income (loss) from discontinued operations per share	(0.11)	47.28
Net income (loss) per share	$(1.84)	$40.31

Note 13 – Subsequent Events

Potential Public Offering

On May 5, 2025 and May 6, 2025, SharpLink filed a registration statement on Form S-1 and Form S-1/A, respectively, in connection with a potential public offering to raise up to $5 million (the “Offering”) in gross proceeds through the offering of i) shares of common stock or prefunded warrants, in lieu thereof, ii) Series A-1 Common Stock Warrants, and iii) Series A-2 Common Stock Warrants (collectively, the Series A-1 Common Stock Warrants and Series A-2 Common Stock Warrants, the “Common Warrants”). Pursuant to the registration statement, as amended, SharpLink has engaged AGP to use its reasonable best efforts to solicit offers to purchase our securities in this Offering. The Agent has no obligation to purchase any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of the securities. Because there is no minimum offering amount required as a condition to closing in this offering the actual public offering amount, Agent’s fee, and proceeds to us, if any, are not presently determinable and may be substantially less than the total maximum offering amounts set forth in the registration statement, as amended, and related preliminary prospectus.

Reverse Share Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s share capital, whereby the Company decreased the number of issued and outstanding common shares from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

On May 2, 2025, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”), providing for the aforementioned reverse stock split.

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, SharpLink entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 600 shares of the Company’s Series A-1 Preferred Stock and 12,481 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of SharpLink’s common stock (“Common Stock”) and 44,650 prefunded warrants to purchase shares of SharpLink’s common stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, SharpLink no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of SharpLink Gaming, Inc. and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” “our Company,” the “Company,” “we,” “our,” and “us”), highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our 2024 Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 14, 2025 and Form 10-K/A filed on March 17, 2025. As discussed in the section titled “Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

In 2024, we realigned our organizational structure and resources to more closely align with our strategic priorities. As a result of the change in our organizational structure, we have one reportable segment consisting of Affiliate Marketing for the purpose of making operational and resource decisions and assessing financial performance.

During the three months ended March 31, 2025 and 2024, our continuing operations generated revenues of $741,731 and $975,946 respectively, for the three months ended representing a 24.0% decrease on a comparative quarter over quarter basis.

Sales of Business - SHGN and Sports Gaming Client Services

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

Regaining Compliance with Nasdaq Continued Listing Standards

As previously reported on Form 10-K filed by the Company on March 14, 2025 and 10-K/A filed by the Company on March 17, 2025, the Company received a letter on July 17, 2024 from Nasdaq notifying the Company that, because of the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement (the “Bid Price Deficiency Notice”). In accordance with Nasdaq Marketplace Rule 5810 (c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement. Further, as previously reported on our Current Report on Form 8-K filed on November 22, 2024, the Nasdaq Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2). The Company had 45 calendar days to submit a plan to regain compliance or until January 6, 2025.

The Company had a hearing with the Nasdaq Hearing Panel on February 25, 2025. The Company’s Common Stock will remain listed and eligible for trading on Nasdaq pending the ultimate conclusion of the hearing process. SharpLink worked to evidence compliance with Minimum Bid Price Requirement and Minimum Stockholder’s Equity Requirement for continued listing on the Nasdaq Capital Market and submitted a plan to that effect to the Nasdaq Hearings Panel (the “Panel”) as part of the hearing process on February 25, 2025.

On March 21, 2025, SharpLink received notice (the “Notice”) from the Nasdaq Hearings Panel (the “Panel”) of The Nasdaq Stock Market, LLC (“Nasdaq”) stating that the Panel has granted the Company’s request for additional time to achieve compliance with Nasdaq’s continued listing rules and demonstrate long-term compliance with the minimum bid price requirement as set forth in Rule 5550(a)(2) (the “Bid Price Rule”), which requires issuers to maintain a minimum bid price of $1.00 per share on the Nasdaq, and with Listing Rule 5550(b)(1), which requires listed issuers to maintain minimum stockholders’ equity of $2.5 million (the “Equity Rule”). Specifically, the Panel has agreed to provide the Company until May 23, 2025 to regain compliance with both the Bid Price Rule and the Equity Rule.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, the Bid Price Rule and the Equity Rule, or risk delisting, which could have a material adverse effect on our business. If our common stock is delisted from Nasdaq, it could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital on acceptable terms, if at all.

The Company is currently attempting to raise equity in public offerings in order to achieve compliance with the Equity Rule. We may not be able to comply with the Equity Rule even after these offerings due to our cash burn rate, operating expenses and payment obligations. As a result, we may be required to raise additional funds after these offerings in order to achieve compliance.

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

At-The-Market (“ATM”) Offering

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. As of March 31, 2025, through an increase in the aggregate offering price by a prospectus supplement, SharpLink has raised gross proceeds of $1,834,925 from sales of Shares under the ATM Sales Agreement.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, SharpLink entered into a subscription agreement (“Subscription Agreement”) with U.K.-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair. The investment was recorded at cost and will be measured at cost minus impairment, adjusted for any observable price changes. There was no impairment as of March 31, 2025.

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

Reverse Stock Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s share capital, whereby the Company decreased the number of issued and outstanding shares of  common stock  from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	March 31, 2025	March 31, 2024	Change	% Change
Revenues	$741,731	$975,946	$(234,215)	-24.0%
Cost of Revenues	609,936	688,734	(78,798)	-11.4%
Gross profit	131,795	287,212	(155,417)	-54.1%
Gross profit percentage	17.8%	29.4%
Total operating expenses	1,057,339	1,972,075	(914,736)	-46.4%
Operating loss	(925,544)	(1,684,863)	759,319	-45.1%
Total other income (expenses)	11,620	(70,274)	81,894	-116.5%
Net income (loss) before income taxes	(913,924)	(1,755,137)	841,213	-47.9%
Provision for income taxes	(2,808)	(5,674)	2,866	-50.5%
Net income (loss) from continuing operations	(916,732)	(1,760,811)	844,079	-47.9%
Net income (loss) from discontinued ops, net of tax	(58,169)	14,111,167	(14,169,336)	-100.4%
Net income (loss)	$(974,901)	$12,350,356	$(13,325,257)	-107.9%

For the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

For the three months ended March 31, 2025, revenues declined 24.0% to $741,731 compared to $975,946 reported for the same three-month period in the prior year. The decrease is primarily due to the market conditions softening, changes in customer  pricing structures and the loss of customers due primarily to evolving regulatory environments in certain foreign markets.

Gross Profit

For the three months ended March 31, 2025, gross profit totaled $131,795, reflecting a 54.1% decrease from a gross profit of $287,212 for the three months ended March 31, 2024. Our gross profit margin declined to 17.8% from 29.4% for the three months ended March 31, 2025 and 2024, respectively. The decline represents higher casino payouts due to large winnings by players, coupled with the aforementioned changes to customer pricing structures during the three months ended March 31, 2025. For the online casino business, as greater payouts are made to winners, this has the impact of reducing gross profit.

Total Operating Expenses

For the three months ended March 31, 2025, total operating expenses decreased 46.4% to $1,057,339 from $1,972,075 reported for the same three-month period in the prior year. The decrease was attributable to lower payroll, audit and legal, insurance, marketing and travel-related costs in the first quarter of 2025 compared to the first quarter in 2024. The first quarter of 2024 also included expenses related to SHGN and Sports Gaming Client Services for the period from January 1, 2024 through January 18, 2024.

Net Income (Loss) from Continuing Operations

Largely attributable to the Company’s concerted effort to lower payroll and other discretionary costs, net loss from continuing operations decreased 47.9% to $(916,732) for the three months ended March 31, 2025, compared to a net loss from continuing operations of $(1,760,811) reported for the same three month period in 2024.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended March 31, 2025, net loss from discontinued operations, net of tax decreased 100.4% to $(58,169), which compared to a net income from discontinued operations, net of tax of $14,111,167 for the three months ended March 31, 2024. The decrease to a net loss in discontinued operations is due to the gain on the sale of the SHGN and Sports Gaming Client Services business operations in the first quarter March 31, 2024.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the three months ended March 31, 2025 totaled $(974,901), declining 107.9% when compared to net income of $12,350,356  reported for three months ended March 31, 2024.

Cash Flows

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

As of March 31, 2025, cash on hand was $1,374,943, a -4.3%decrease when compared to cash on hand of $1,436,729 as of December 31, 2024.

For the three months ended March 31, 2025, net cash used in operating activities from continuing operations totaled $(452,827) compared to net cash used in operating activities from continuing operations of $(2,848,643) in the prior year. Net cash used in operating activities from discontinued operations was $(61,258), which compared to net cash used in operating activities of $(16,446,314) from discontinued operations for the same three-month period in 2024. Overall, net cash used in operating activities was $(514,085) and $(19,294,957) for the three months ended March 31, 2025 and 2024, respectively. The change in the operating cashflows was largely attributable to the sale of the Company’s SHGN and Sports Gaming Client Services businesses in January 2024.

For the three months ended March 31, 2025, net cash used in the Company’s investing activities from continuing operations totaled $(500,000), an increase of 28986.7% when compared to cash used in investing activities from continuing operations of $(1,719) for the same three-month period in 2024. For the three months ended March 31, 2025 and 2024, net cash used in investing activities from discontinued operations was $- and $(18,707,834), respectively. The increase in net cash used in investing activities for three month period March 31, 2025 versus 2024 was due to the Company’s $500,000 investment in Armchair Enterprises. The decrease in total cash used in investing activities for discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

For the three months ended March 31, 2025, net cash provided by financing from continuing operations was $907,188 a 107.3% increase when compared to net cash used by financing activities from continuing operations of $(12,409,050) for the same three-month period in 2024. For the three months ended March 31, 2025 net cash used in financing activities from discontinued operations was $- compared to net cash used by financing activities of $(5,835,352) for the three months ended March 31, 2024. The change was largely due to the repayments of $19,205,606 in debt in the first quarter of 2024, including the repayment of the convertible debenture for $4,395,753.

Liquidity and Capital Resources

As of March 31, 2025, we had working capital of $1,570,519. For the three months ended March 31, 2025, we had a net loss from continuing operations of $(916,732) compared to a net loss from continuing operations of $(1,760,811) respectively, reported for the same three months in 2024.

On May 1, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock, par value $0.0001 per share (the “Common Stock”), having an aggregate offering price of up to $1,676,366 (“Shares”), subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). The Company is not obligated to make any sales of Shares under the ATM Sales Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number shares of Common Stock having an aggregate offering price of up to $1,835,052. As of March 31, 2025, SharpLink has raised total gross proceeds of $1,834,925.

On May 5, 2025 and May 6, 2025, SharpLink filed a registration statement on Form S-1 and Form S-1/A, respectively, in connection with a potential public offering to raise up to $5 million (the “Offering”) in gross proceeds through the offering of i) shares of common stock or prefunded warrants, in lieu thereof, ii) Series A-1 Common Stock Warrants, and iii) Series A-2 Common Stock Warrants (collectively, the Series A-1 Common Stock Warrants and Series A-2 Common Stock Warrants, the “Common Warrants.” Pursuant to the registration statement, as amended, SharpLink has engaged AGP to use its reasonable best efforts to solicit offers to purchase our securities in this Offering. The Agent has no obligation to purchase any of the securities from us or to arrange for the purchase or sale of any specific number or dollar amount of the securities. Because there is no minimum offering amount required as a condition to closing in this offering the actual public offering amount, Agent’s fee, and proceeds to us, if any, are not presently determinable and may be substantially less than the total maximum offering amounts set forth in the registration statement, as amended, and related preliminary prospectus.

In addition to funds that may be raised through the ATM Sales Agreement and/or the Offering, we may need to raise additional capital to fund the Company’s growth and future business operations. We cannot be certain that additional funding will be available on acceptable terms or at all. If we are not able to secure additional funding when needed to support our business and to respond to business challenges, develop new technology and services or enhance our existing offering, track and comply with applicable laws and regulations, improve our operating infrastructure, enhance our information security systems to combat changing cyber threats and expand personnel to support our business, we may have to delay or reduce the scope of planned strategic initiatives. Moreover, any additional equity financing that we obtain may dilute the ownership held by our existing shareholders. The economic dilution to our shareholders will be significant if our stock price does not materially increase, or if the effective price of any sale is below the price paid by a particular shareholder. Any debt financing could involve substantial restrictions on activities and creditors could seek additional pledges of some or all of our assets. If we fail to obtain additional funding as needed, we may be forced to cease or scale back operations, and our results, financial conditions and stock price would be adversely affected. As such, these factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period.

Off-Balance Sheet Arrangements

On March 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the three months ended March 31, 2025.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic ASC 740) Income Taxes. The ASU improves the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in ASU 2023-09 became effective beginning with our 2025 fiscal year. We do not expect that this guidance will have a material impact upon our financial position and results of operations.

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(t) and 15d-15(f) under the Exchange Act, during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SharpLink Gaming, Inc.

Dated: May 15, 2025	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: May 15, 2025	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

