Form 10-Q
period 2025-06-30
SharpLink Gaming, Inc.
filed 2025-08-14
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41962

SHARPLINK GAMING, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4752260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Washington Avenue North, Suite 104 Minneapolis, Minnesota	55401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 293-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	SBET	The Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 14, 2025, there were 168,866,724 shares of Common Stock issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash	$5,071,744	$1,436,729
Accounts receivable, net of allowance for credit losses of $0	271,905	264,831
Other receivables	3,088,313	272,813
Prepaid expenses and other current assets	799,245	310,180
Due from RSports Interactive, Inc.	419	307
Current assets from discontinued operations	281,197	269,788
Total current assets	9,512,823	2,554,648

Crypto assets	61,462,203	-
Digital intangible assets	382,422,632	-
Investment, cost	500,000	-
Equipment, net	3,935	3,359
Intangible assets, net	10,713	13,162
Total assets	$453,912,306	$2,571,169

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$1,351,975	$478,280
Accounts payable and accrued expenses - related party	40,011	-
Current liabilities from discontinued operations	970	10,020
Total current liabilities	1,392,956	488,300

Total liabilities	1,392,956	488,300

Commitments and Contingencies

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 21,667; issued and outstanding shares: 0 and 601; liquidation preference: $116,997	-	1
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 0 and 12,481; liquidation preference: $529,122	-	1
Common stock, $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares: 66,154,792 and 407,295, respectively	6,617	41
Treasury stock, 90 shares of common stock at cost	(29,000)	(29,000)
Additional paid-in capital	634,748,320	79,920,785
Accumulated deficit	(182,206,587)	(77,808,959)
Total stockholders’ equity	452,519,350	2,082,869
Total liabilities and stockholders’ equity	$453,912,306	$2,571,169

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$697,291	$981,272	$1,439,022	$1,957,218
Cost of revenues	488,202	701,142	1,098,138	1,389,876
Gross profit	209,089	280,130	340,884	567,342

Operating expenses
Selling, general, and administrative expenses	2,333,167	1,484,680	3,390,506	3,456,755
Stock-based compensation, related party	16,379,368	-	16,379,368	-
Impairment of digital intangible assets	87,813,295	-	87,813,295	-
Realized gains on crypto assets, net	(5,373,583)	-	(5,373,583)	-
Unrealized loss on crypto assets	2,437,026	-	2,437,026	-
Operating loss	(103,380,184)	(1,204,550)	(104,305,728)	(2,889,413)

Other income and expense
Interest income	36,935	15,931	48,867	32,028
Interest expense	-	(324)	-	(324,518)
Other income	-	297,387	(312)	297,387
Change in fair value of convertible debenture and warrant liabilities	-	17,996	-	255,819
Total other income	36,935	330,990	48,555	260,716

Net loss before income taxes	(103,343,249)	(873,560)	(104,257,173)	(2,628,697)
Income tax (expense)	(27,286)	(43,104)	(30,094)	(48,778)
Net loss from continuing operations	(103,370,535)	(916,664)	(104,287,267)	(2,677,475)
Net income (loss) from discontinued operations, net of tax	(52,192)	453,706	(110,361)	14,564,872
Net income (loss)	$(103,422,727)	$(462,959)	$(104,397,628)	$11,887,397

Numerator for basic and diluted net loss per share:
Net loss from continuing operations	$(103,370,535)	$(916,664)	$(104,287,267)	$(2,722,094)
Net income (loss) from discontinued operations	(52,192)	453,706	(110,361)	14,564,872
Net income (loss)	(103,422,727)	(462,959)	(104,397,628)	11,842,778

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	24,202,467	282,709	12,989,772	270,876
Diluted weighted average shares for discontinued operations	24,202,467	343,444	12,989,772	331,611
Net earnings (loss) per share:
Net loss from continuing operations per share - basic	$(4.27)	$(3.24)	$(8.03)	$(10.05)
Net income from discontinued operations per share – basic	$-	$1.60	(0.01)	53.77
Net loss per share - basic	$(4.27)	$(1.64)	$(8.04)	$43.72
Net loss from continuing operations per share - diluted	$(4.27)	$(2.67)	$(8.03)	$(10.05)
Net income from discontinued operations per share – diluted	$-	$1.32	(0.02)	43.92
Net loss per share - diluted	$(4.27)	$(1.35)	$(8.05)	$33.87

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and six months ended June 30, 2025 and 2024

(UNAUDITED)

	Common/Ordinary shares		Series A-1 preferred stock		Series B preferred stock		Additional Paid-In	Treasury	Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	stock	deficit	equity

Balance, December 31, 2023	238,645	$47,729	601	$120	1,040	$208	$78,438,630	$(29,000)	$(87,857,456)	(9,399,769)
Net loss	-	-	-	-	-	-	-	-	12,350,356	12,350,356
Domestication equity adjustment - Note 1	-	(47,704)	-	(119)	-	(207)	48,030	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	42,152	-	-	42,152
Shares issued for vested restricted stock	6,250	-	-	-	-	-	108,000	-	-	108,000
Issuance of common stock for exercise of warrants	22,222	2	-	-	-	-	159,998	-	-	160,000
Warrant settlement agreement - Note 8	-	-	-	-	-	-	(900,000)	-	-	(900,000)
Issuance of common stock for exchange of warrants - Note 8	13,017	1	-	-	-	-	210,893	-	(6,503)	204,391
Warrant exchange agreement - deemed dividend - Note 8	-	-	-	-	-	-	44,619	-	(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 8	-	-	-	-	-	-	287,150	-	-	287,150
Balance at March 31, 2024	280,134	$28	601	$1	1,040	$1	$78,439,472	$(29,000)	$(75,558,222)	2,852,280
Net loss	-	-	-	-	-	-	-	-	(462,959)	(462,959)
Stock-based compensation expense	-	-	-	-	-	-	43,052	-	-	43,052
Shares issued for vested restricted stock	6,250	-	-	-	-	-	104,800	-	-	104,800
Shares sold for cash	5,934	1	-	-	-	-	71,349	-	-	71,350
Warrant exchange amendment - Note 8	-	-	-	-	-	-	152,386	-	-	152,386
Balance at June 30, 2024	292,318	$29	601	$1	1,040	$1	$78,811,059	$(29,000)	$(76,021,181)	2,760,909

Balance at December 31, 2024	407,295	$41	601	$1	1,040	$1	$79,920,785	$(29,000)	$(77,808,959)	2,082,869
Net Loss	-	-	-	-	-	-	-	-	(974,901)	(974,901)
Stock-based compensation expense	-	-	-	-	-	-	69,460	-	-	69,460
Issuance of common stock from exercise of warrants	25,000	3	-	-	-	-	-	-	-	3
Issuance of common stock sold in at-the-market offering	142,960	14	-	-	-	-	907,171	-	-	907,185
Balance at March 31, 2025	575,255	$58	601	$1	1,040	$1	$80,897,416	$(29,000)	$(78,783,860)	$2,084,616
Net Loss	-	-	-	-	-	-	-	-	(103,422,727)	(103,422,727)
Stock-based compensation expense	-	-	-	-	-	-	16,415,902	-	-	16,415,902
Shares issued for vested restricted stock	37,502	4	-	-	-	-	261,038	-	-	261,042
Issuance of common stock for exchange agreement	38,683	4	(601)	(1)	(1,040)	(1)	2	-	-	4
Issuance of common stock for exercise of warrants	69,842	7	-	-	-	-	-	-	-	7
Issuance of common stock sold in private placement May 20, 2025	34,000	3	-	-	-	-	3,847,997			3,848,000
Issuance of common stock sold in a private placement May 26, 2025	58,704,673	5,871	-	-	-	-	404,618,078	-	-	404,623,949
Issuance of common stock sold in at-the-market offering	6,694,837	670	-	-	-	-	128,707,887	-	-	128,708,557
Balance at June 30, 2025	66,154,792	$6,617	-	$-	-	$-	$634,748,320	$(29,000)	$(182,206,587)	$452,519,350

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Includes cash flow activities from both continuing and discontinued operations	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(104,397,628)	11,887,397
Net income (loss) from discontinued operations, net of tax	(110,361)	14,564,872
Net loss from continuing operations	$(104,287,267)	$(2,677,475)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,079	6,804
Amortization of debt discount	-	71,781
Change in fair value	-	(255,819)
Deferred tax expense	-	(7,155)
Stock-based compensation expense	105,994	73,163
Stock-based compensation expense, related party	16,379,368	-
Impairment on digital intangible assets	87,813,295	-
Unrealized loss on crypto assets	2,437,026	-
Realized gains on crypto assets, net	(5,373,583)	-
Crypto rewards on native staking	(28,534)	-
Loss on disposal of equipment	312	-
Changes in assets and liabilities
Accounts receivable	(7,074)	97,223
Other receivable	272,813	(368,743)
Due from Rsports Interactive, Inc.	(112)	(6,811)
Prepaid expenses and other current assets	(163,565)	195,042
Accounts payable and accrued expenses	873,695	(1,080,970)
Accounts payable and accrued expenses - related party	40,011	-
Net cash used in operating activities – continuing operations	(1,933,542)	(3,952,960)
Net cash (used in) provided by operating activities - discontinued operations	(204,931)	(17,002,007)
Net cash used in operating activities	(2,138,473)	(20,954,967)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(2,518)	(1,719)
Investment in Armchair Enterprises, Inc.	(500,000)	-
Crypto assets purchased	(405,816,679)	-
Proceeds from sale of intellectual property	-	150,000
Net cash provided by (used in) investing activities – continuing operations	(406,319,197)	148,281
Net cash used in investing activities - discontinued operations	-	(18,857,834)
Net cash used for investing activities	(406,319,197)	(18,709,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	-	(4,148,571)
Gross proceeds from sale of common stock	130,217,148	71,356
Issuance costs paid related to sale of common stock	(4,015,219)
Issuance of common stock from exchange agreement	4	-
Issuance of common stock from exercise of warrants	10	-
Gross proceeds from shares sold in capital raise	4,500,000	-
Issuance costs related to shares sold in capital raise	(652,000)
Gross proceeds from private placement	302,083,293	-
Issuance costs paid related to private placements	(20,375,704)
Shares issued for restricted stock	261,042	-
Proceeds from line of credit	-	550,000
Repayment of line of credit	-	(6,900,000)
Principal payments on long-term debt	-	(2,070,479)
Proceeds from exercise of warrants	-	160,000
Net cash generated by (used in) financing activities – continuing operations	412,018,574	(12,337,694)
Net cash (used in) generated by financing activities - discontinued operations	-	(5,835,352)
Net cash generated by (used in) financing activities	412,018,574	(18,173,046)

Net change in cash	3,560,904	(57,837,566)

Cash and restricted cash, beginning of period including discontinued operations	1,541,856	60,441,130
Cash and restricted cash, end of period including discontinued operations	5,102,760	2,603,564
Less cash from discontinued operations	(31,016)	(167,964)
Cash, end of period	$5,071,744	$2,435,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	485,531
Cash paid for taxes	140,814	366,678

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Crypto assets received as equity contributions	$123,397,477	$-
Crypto assets staked on liquid staking protocol	(469,930,234)	-
Receipt of digital intangible assets	470,235,927
Settlement agreement, liability issued for warrants	-	(900,000)
Issuance of common stock in exchange of warrants	4	210,879
Issuance of common stock for vested restricted stock	37,032	212,800
Deemed Dividend	-	44,619
Warrant exchange agreement, issuance of pre-funded warrants	-	287,150
Warrant exchange amendment, revalue of strike price and removal of repurchase requirement	-	152,386

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three and six months ended June 30, 2025 and 2024

Note 1 – Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming, Inc. (the “Company” or “SharpLink”), pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2025 and December 31, 2024, as well as its results of operations for the three and six months ended June 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025 and Form 10-K/A filed with the SEC on March 17, 2025.

Background and Nature of Business

Headquartered in Minneapolis, SharpLink, a Delaware corporation, recently undertook a significant strategic shift by adopting Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain (“Ether” or “ETH”) as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company also operates an online performance marketing company that delivers unique fan activation solutions to its sportsbook and online casino gaming partners. Through its global affiliate iGaming marketing network, known as PAS.net, SharpLink drives qualified traffic and player acquisitions, retention and conversions to U.S. regulated sportsbooks and global casino gaming partners worldwide. In addition, SharpLink owns a performance marketing platform through which the Company owns and operates U.S. state-specific web domains designed to attract, acquire and drive local sports betting and casino traffic directly to its sportsbook and casino partners which are licensed to operate in each respective state.

On May 26, 2025, the Company entered into a securities purchase agreement for a private placement in public equity (“PIPE”), offering an aggregate of (i) 58,699,760 shares of common stock of the Company, par value $0.0001 per share, at an offering price of $6.15 per share, and (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to an aggregate of 10,400,553 shares of Common Stock at an offering price of $6.1499 per Pre-Funded Warrant. Each of the Pre-Funded Warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per Pre-Funded Warrant Share, immediately exercisable, and may be exercised at any time until all of the Pre-Funded Warrants issued in the Offering are exercised in full. The gross proceeds from the PIPE, before deduction the placement agents fees and offering expenses, were approximately $425,000,000 funded in a combination of cash and Ether. On June 2, 2025, SharpLink launched its treasury reserve strategy with the commencement of its purchasing of ETH, serving as the Company’s primary treasury reserve asset. Consensys Software Inc. acted as the lead investor in the PIPE, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. The Company also implemented native and liquid staking activities in the second quarter of 2025 to earn staking rewards from the Company’s digital assets held. See Note 2 - Digital Asset Holdings and Note 6 - Warrants.

On May 20, 2025, the Company entered into a securities purchase agreement (the “Purchase Agreement”) for an offering of 34,000 shares (the “Shares”) of common stock, $0.0001 par value per share, and Pre-Funded Warrants (the “Pre-Funded Warrants”) to purchase up to 1,496,612 shares of common stock . The Shares were offered at an offering price of $2.94 per share. The gross proceeds from the Purchase Agreement, before deducting the placement agent fees and offering expenses, were approximately $4,500,000. See Note 6 - Warrants.

Issue of shares and pre-funded warrants were recorded at the offering price in equity in accordance with ASC 505, Equity, with any amounts above the par value of shares were recorded in Additional paid-in capital.

Prior to the sale of SharpLink’s Sports Gaming Client Services and SportsHub Gaming Network (“SHGN”) business units in January 2024 (the “Sale of Business”) to RSports Interactive, Inc. (“RSports”), a Minnesota corporation, the SHGN unit owned and operated an online gaming business that primarily facilitated daily and seasonal peer-to-peer fantasy contests for its end users. The SHGN business unit also operated a website that provided a variety of services to private fantasy league commissioners, including secure online payment options, transparent tracking and reporting of transactions, payment reminders, in-season security of league funds and facilitation of prize payouts.

On January 18, 2024, the Company entered into a Purchase Agreement (the “PA”) with RSports to sell the Company’s fantasy sports and sports game development business units to RSports. All of the membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Divested Operations”) were sold for $22,500,000 in an all cash transaction. The transaction resulted in SharpLink selling a majority of its assets and the classification of the Divested Operation’s financial results as discontinued operations. All prior periods presented have been restated to present the Divested Operations financial results as discontinued operations. All explanations and amounts relating to discontinued operations are referred throughout the consolidated financial statements to Note 12 - Discontinued Operations.

On February 13, 2024, SharpLink Gaming Ltd. (“SharpLink Israel” and former parent company) completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Gaming, Inc. (“SharpLink US”), SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of subsidiary of SharpLink US (“Domestication Merger Sub”) . The Domestication Merger was achieved through a merger of Domestication Merger Sub Ltd. with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. SharpLink US’s Common Stock commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024.

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

The following represents the change in the par value based on the outstanding ordinary and preferred shares to common and preferred stock after the Domestication Merger on February 13, 2024:

Ordinary Shares
Par value for ordinary shares at $0.20 as reported at February 13, 2024	$572,770
Par value for common stock at $0.0001 at February 13, 2024	294
Net change in par value — reflected in additional paid-in capital	$572,476

Preferred Shares
Par value for Series A-1 preferred stock at $0.20 par value as reported at February 13, 2024	$1,440
Par value for Series A-1 preferred stock at $0.0001 par value as reported at February 13, 2024	1
Net change in par value — will be reflected in additional paid-in capital	$1,439
Par value for Series B preferred stock at $0.20 par value as reported at February 13, 2024	2,496
Par value for Series B preferred stock at $0.0001 par value at February 13, 2024	1
Net change in par value — reflected in additional paid-in capital	$2,495

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, SharpLink entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 600 shares of the Company’s Series A-1 Preferred Stock and 1,040 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of SharpLink’s common stock (“Common Stock”) and 44,650 prefunded warrants to purchase shares of SharpLink’s common stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, SharpLink no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SharpLink Gaming, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency translation adjustments, which arise from the remeasurement of foreign-denominated monetary assets and liabilities, are typically recorded in Other Comprehensive Income (OCI) in accordance with U.S. GAAP, however, the Company does not have material operations in a foreign currency which require a translation into U.S dollar. Foreign currency transaction gains and losses resulting from remeasurement are recognized in selling, general and administrative expenses within the condensed consolidated statements of operations.

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

At-The-Market (“ATM”) Offerings

On May 2, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP” or the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of the Company’s Common Stock, having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number shares of Common Stock having an aggregate offering price of up to $1,835,052.

On May 30, 2025, SharpLink entered into a second ATM Sales Agreement with the Agent relating to the sale of shares of our Common Stock from time to time, having an aggregate offering price of up to $1,000,000,000.

As of June 30, 2025, SharpLink raised total net proceeds of $126,045,108 from sales of Shares under our ATM Sales Agreements. The proceeds were used to further the Company’s ETH treasury reserve strategy as well as provide for working capital.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, SharpLink entered into a subscription agreement (“Subscription Agreement”) with U.K-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair.  The investment was recorded at cost and will be measured at cost less impairment, adjusted for any observable price changes. There was no impairment as of June 30, 2025.

Significant Accounting Policies

Digital Assets

The Company’s digital assets primarily include ETH and Liquid Staked ETH (“LsETH”). The Company distinguishes between digital assets which fall within the scope of ASC 350-60 and those which do not. The Company refers to digital assets which fall within the scope of ASC 350-60 (e.g., ETH) as “crypto assets.” Digital assets which do not fall within the scope of ASC 350-60, Accounting for and Disclosure of Crypto Assets, are referred to as “digital intangible assets.”

As of June 30, 2025, the Company held $61.5 million of crypto assets comprised of ETH that are in the scope of ASC 350-60 at fair value. The Company reflects crypto assets held at fair value on the consolidated balance sheets within the Crypto assets line item. In determining the fair value of the crypto assets in accordance with ASC 820, the Company utilizes Coinbase as the principal market. The activity from remeasurement of crypto assets at fair value is reflected in the consolidated statements of operations within Unrealized loss on crypto assets. Realized gains and losses from the derecognition of crypto assets are included in Realized gain on crypto assets, net in the consolidated statements of operations. The Company uses a first-in, first-out methodology to assign costs to crypto assets for purposes of the crypto assets held and realized gains and losses disclosures in Note 2, Digital Asset Holdings. Sales and purchases of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of crypto assets received as part of the consideration received in the PIPE and deposits of ETH into liquid staking protocol are presented as noncash investing and financing activities in the consolidated statements of cash flows.

As of June 30, 2025, the Company held $382.4 million of digital intangible assets comprised of LsETH that are intangible assets outside the scope of ASC 350-60. A receipt token, in general and by design, entitles the holder to redeem the crypto intangible asset(s) for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in paragraph 350-60-15-1(b), and thus is outside the scope of Subtopic 350-60.

These digital intangible assets are recorded at cost, less impairment within digital intangible assets on the consolidated balance sheets in accordance with ASC 350-30. The Company tests digital intangible assets for impairment annually and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The test for impairment consists of a comparison of the fair value of the digital intangible assets with their carrying amounts. Refer to Note 2, Digital Asset Holdings, for additional information.

ETH Staking

Beginning in June 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in staking activities, which can include native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced both native staking and liquid staking in June of 2025. The Company intends for staking to become a primary yield generation strategy of the Company within the current fiscal year.

Native Staking

The Company utilized two third-party asset managers to manage and stake ETH on its behalf as of June 30, 2025. Through its agreements with these asset managers, the Company’s ETH is held by qualified custodians, staked in the Ethereum protocol, and the stake is delegated to third party validators. When chosen as validators by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them. The Company recognizes rewards from native staking as revenue in accordance with ASC 606. However, since the amount of rewards are not known by the Company until a validation activity is completed and the Company receives rewards in their custodial account, the staking rewards are constrained under the Topic 606 guidance on variable consideration, until such time.

Because the Company is not the principal to the block validation service, it does not control the full output of the reward-generating activity, and instead receives net staking rewards, after validator commissions are deducted. As such, the Company presents staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled. Asset manager fees are presented as separate operating expenses.

Liquid Staking

The Company participates in liquid staking, which is similar to native staking. One key difference and intended benefit of liquid staking is that it provides for liquidity by allowing the Company to earn staking rewards while still maintaining the ability, provided through the receipt token, to enter into to other transactions. When the Company’s ETH is staked, the Company is provided with a digital intangible asset (i.e., LsETH) which represents the crypto asset (i.e., ETH) which has been staked. LsETH is a non-rebasing liquid staking receipt token. It uses a floating redemption rate between LsETH and the underlying staked ETH. The redemption rate is determined by the underlying staked ETH and the current value of accumulated staking rewards, penalties, and fees associated with the underlying staked ETH. As a result, staking rewards earned from the Company’s liquid staking activities are not recognized as revenue.

These staking rewards will be recognized as gains or losses upon redemption or sale of the LsETH in accordance with ASC 610-20 Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets as the Company is unable to determine the staking rewards to which is entitled at the time of the initial staking such that the staking rewards are constrained under the ASC 606 guidance on variable consideration which also applies to transfers of non-financial assets under ASC 610-20. No LsETH was redeemed or sold in the quarter ended June 30, 2025.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

Note 2 – Digital Asset Holdings

Crypto Assets

The following table sets forth the units held, cost basis, and fair value of crypto assets held, as shown on the consolidated balance sheet as of June 30, 2025:

	Units	Cost Basis	Fair Value
Balance, June 30, 2025
ETH	24,704	$63,899,229	$61,462,203
Total	24,704	$63,899,229	$61,462,203

Cost basis is equal to the cost of the crypto assets net of any transaction fees, if any, at the time of purchase or upon receipt. Fair value represents the quoted crypto asset prices within the Company’s principal market at the time of measurement (midnight UTC).

As of December 31, 2024 and March 31, 2025, the Company did not hold any crypto assets.

The following table represents a reconciliation of crypto assets held:

For the Three and Six Months Ended June 30, 2025

Fair Value, December 31, 2024	$-
Fair Value, March 31, 2025	-
Additions	529,214,163
Deposits of ETH into liquid staking activities	(465,343,468)
Receipt and accrual of ETH from native staking activities	28,534
Unrealized loss	(2,437,026)
Fair Value, June 30, 2025	$61,462,203

Additions are the result of purchases and receipts of ETH in connection with the PIPE, see Note 1- Basis of Presentation. The receipts of ETH from native staking represent the rewards earned from native staking. During the three and six months ended June 30, 2025, the Company recognized cumulative realized gains of $9.8 million, and cumulative realized losses of $4.4 million upon the deposit of ETH into liquid staking.

Digital Intangible Assets

The following table sets forth the cost basis, impairment amount, and carrying amount of digital assets held, as shown on the consolidated balance sheet as of June 30, 2025:

	Units	Cost	Impairment	Net

LsETH	164,731	$470,235,927	$(87,813,295)	$382,422,632
Total		$470,235,927	$(87,813,295)	$382,422,632

The cost of LsETH was initially recorded at fair value of LsETH on the date of receipt.  Following the receipt of LsETH in early June of 2025, the price of LsETH decreased; and it was determined that the carrying amount of the LsETH exceeded its fair value during the period ending June 30, 2025. The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted prices on the Company’s principal market, indicate that it is more likely than not that the assets are impaired. In determining if an impairment has occurred, the Company considers the lowest price of one LsETH quoted on the principal market at any time since acquiring the specific LsETH held by the Company. For the period ending June 30, 2025, the Company recorded an impairment loss of $87.8 million in the condensed consolidated statement of operations within impairment of digital intangible assets.

The fair value of the LsETH is determined in accordance with ASC 820, Fair Value Measurement. For valuation purposes, the Company utilizes Coinbase as the principal market for LsETH.

Note 3 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $3,935 and $3,359 as of June 30, 2025 and December 31, 2024, respectively. Depreciation expense from continuing operations for the six months ended June 30, 2025 and 2024 was $1,630 and $4,343, respectively.

Intangible assets, net

Intangible assets, net of accumulated amortization as of June 30, 2025 and December 31, 2024 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, June 30, 2025
Acquired technology	5	$24,700	$13,987	$10,713
		$24,700	$13,987	$10,713

Balance, December 31, 2024
Acquired technology	5	$24,700	$11,538	$13,162
		$24,700	$11,538	$13,162

Amortization expense from continuing operations on intangible assets for the six months ended June 30, 2025 and 2024 was $2,448 and $2,461, respectively.

Note 4 - Convertible Debenture and Warrant

Convertible Debenture at Fair Value

The Company accounts for convertible debentures using the fair value method. The discount for warrants, the Original Issuance Discount (“OID”) and the initial allocation of fair value of compound derivatives reduce the initial carrying amount of the convertible notes. The carrying value is the stated principal amount at contractual maturity using the effective-interest method with a corresponding charge to interest expense. Debt discounts are presented on the condensed consolidated balance sheets as a direct deduction from the carrying amount of that related debt.

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

On February 14, 2023, the Company entered into the Securities Purchase Agreement (the “SPA”) with Alpha, a current shareholder of the Company, pursuant to which the Company issued to Alpha an 8% Interest Rate, 10% Original Issue Discount, Senior Convertible Debenture (the “Debenture”) in the aggregate principal amount of $4,400,000 for a purchase price of $4,000,000 on February 15, 2023. The Debenture is convertible, at any time, and from time to time, at Alpha’s option, into shares of Common Stock of the Company (the “Conversion Shares”), at an initial conversion price equal to $84.00 per share, subject to adjustment as described in the debenture agreement. A registration statement on Form S-1 (File No.: 333-271396) was filed with the SEC on April 21, 2023, and as a result, the reset price was set to $50.13.

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

The Warrant provided that in the event of a Fundamental Transaction (as defined in the Debenture), SharpLink, at Alpha’s option, would repurchase the Warrant from Alpha on the terms set forth in Section 3(e)(ii) of the 2023 Warrant (the “Warrant Repurchase”). On January 19, 2024, SharpLink and Alpha entered into a settlement agreement (the “Settlement Agreement”) whereby Alpha agreed to waive (i) the event of default under Section 3(e)(ii) of the Warrant in connection with the Sale of Business.

Pursuant to Section 5(1) of the Warrant, Alpha further agreed to waive its right to elect that, in connection with and at the closing of the Sale of Business, the Warrant shall be repurchased by the Company as set forth in Section 3(e) of the 2023 Warrant. The parties agreed in the Settlement Agreement that the Warrant Repurchase for its Black Scholes value shall take place upon the earlier of (a) June 30, 2024; (b) the Company raising a gross amount of not less than $3,000,000 whether by equity or debt; and (c) the Company entering into a Fundamental Transaction as defined in the 2023 Warrant. The parties further agreed in the Settlement Agreement value of the 2023 Warrant for purposes of the Warrant Repurchase at $900,000, which was based on a Black Scholes model.

On March 6, 2024, SharpLink entered into an Exchange Agreement (the “Exchange Agreement”) with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms and conditions set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant to purchase 73,333 shares of common stock for (i) 13,017 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 39,130 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”). The Warrant Repurchase Balance of 21,186 warrants was valued at $170,636 and shall be subject to the repurchase terms set forth in the Settlement Agreement. The Pre-Funded Warrant and the Warrant Repurchase Balance were valued using Black Scholes option-pricing model. As part of this transaction, the Company recorded a deemed dividend of $44,619 as presented in the statement of stockholders’ equity for the six months ended June 30 , 2024.

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

Note 5 - Fair Value

In accordance with fair value accounting guidance, the Company determines fair value based on the exchange price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

As disclosed in Note 4, SharpLink entered into a Settlement Agreement on January 19, 2024 for the 2023 Warrant for purposes of the Warrant Repurchase at $900,000. On March 6, 2024, SharpLink entered into an Exchange Agreement with Alpha to change the Warrant Repurchase of $900,000. Pursuant to the terms set forth in the Exchange Agreement, the Company agreed to exchange the 2023 Warrant for (i) 13,107 shares of Common Stock (the “Shares”), (ii) a pre-funded warrant in the amount of 39,130 shares of Common Stock (the “Pre-Funded Warrant”) and (iii) the remaining unexchanged balance of the 2023 Warrant Repurchase (the “Warrant Repurchase Balance”).

On June 30, 2024, SharpLink negotiated an Amendment to the Exchange Agreement (the “Amendment”) to reduce the strike price per warrant of the unexchanged balance of the 2023 Warrants Repurchase Balance from $4.07 to $0.0001 and to remove the re-purchase option. The fair value of the warrant liability was zero as of June 30, 2024.

The following table presents a reconciliation of the beginning and ending balances of the Debenture measured at fair value on a recurring basis that uses significant unobservable inputs (Level 3) and the related expenses and losses recorded in the consolidated statement of operations during the six months ended June 30, 2024:

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

As disclosed in Note 1, the Company purchased crypto assets held at fair value in June of 2025. The fair value of the Company’s crypto assets is disclosed in Note 2. The crypto assets are measured at fair value on a recurring basis using observable prices (Level 1).

Note 6 - Warrants

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2025:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	50,569	$1.07	7.71
Exercised	(94,967)	-	-
Issued	18,160,847	2.49	4.94
Expired	-	-	-
Outstanding as of June 30, 2025	18,116,449	$2.49	4.91

The Company recognized $16,379,368 of stock-based compensation expense for 3,455,019 of Strategic Advisor Warrants to purchase shares of common stock issued to Consensys in conjunction with the Strategic Advisory Agreement. The Strategic Advisor Warrants have various exercise prices as follows: (i) 1,382,007 shares of Common Stock at an exercise price of $6.15 per share of common stock; (ii) 691,004 shares of common stock at an exercise price of $6.765 per share of common stock; (iii) 691,004 shares of common stock at an exercise price of $7.38 per share of common stock; and (iv) 691,004 shares of common stock at an exercise price of $7.995 per share of common stock. See Note 13 - Related Party Transactions.

The Company recognized $12,864,153 of stock-based compensation expense recognized as contra-equity for the 2,764,013 Placement Agent Warrants to purchase shares of common stock issued to the Agent in conjunction with the PIPE Offering. The warrants have an exercise price of $7.68 per share of common stock.

The strategic advisor and placement agent warrants are accounted for under ASC 718, Compensation—Stock Compensation. Both warrants are fully vested, nonforfeitable and not subject to any clawback provisions on the grant date. Accordingly, the grant-date fair value of the strategic advisor warrants is recognized in full as compensation in the income statement upfront. The grant date fair value of the placement agent warrants is recorded as contra-equity as the warrants represent noncash consideration for costs of placement agent services which are directly attributable costs to raise capital in the PIPE.

The Company issued 1,496,612 Pre-Funded Warrants to purchase shares of common stock to Consensys in conjunction with the $4.5 Million Registered Offering. The warrants have an exercise price of $0.0001 per share of common stock.

The Company issued 3,966,340 Pre-Funded Warrants to purchase shares of common stock to Consensys in conjunction with the PIPE Offering. The warrants have an exercise price of $0.0001 per share of common stock.

The Company issued 6,434,213 Pre-Funded Warrants to purchase shares of common stock to Joseph Lubin in conjunction with the PIPE Offering. The warrants have an exercise price of $0.0001 per share of common stock.

The Company issued 44,650 Pre-Funded Warrants to purchase shares of common stock to Alpha in conjunction with the April 2, 2025 Exchange Agreement. The warrants have an exercise price of $0.0001 per share of common stock and were exercised during the period ended June 30, 2025.

The Pre-Funded Warrants met the criteria for classification within stockholders’ equity as permanent equity, with no subsequent remeasurement required. The fair value of each warrant awarded for compensation is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies.

The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

June 30, 2025
Expected volatility	105%
Expected dividends	0%
Expected term (years)	5.00 - 5.01
Risk-free rate	4.08%
Fair value of Ordinary Shares on grant date	$6.15

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2024:

	Number of Shares Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2023	96,502	$41.16	3.58
Previously issued regular warrants	(60,324)	49.20	-
Revalued regular warrants	60,324	-	7.35
Exercised	(35,240)	22.68	-
Outstanding as of June 30, 2024	61,262	$3.36	7.37

Note 7 - Stock Compensation

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans. For the six months ended June 30, 2025the Company managed the following equity plans: SharpLink Gaming Ltd. 2021 Equity Incentive Plan, SharpLink, Inc. 2020 Stock Incentive Plan, SharpLink Gaming, Inc. 2023 Equity Incentive Plan and SHGN 2018 Stock Incentive Plan.

The Company granted no options for the three and six months ended June 30, 2025 and 2024, respectively. The Company recognized stock compensation expense for stock options of $72,898 and $85,204 for the six months ended June 30, 2025 and 2024, respectively, of which $0 and $12,041 of expense are recorded in discontinued operations. The Company recognized stock compensation expense for stock options of $36,534 and $43,052 for the three months ended June 30, 2025 and 2024, respectively, of which $0 and $0 of expense are recorded in discontinued operations.

The summary of activity under the plans as of June 30, 2025, and change during the six months ended June 30, 2025, is as follows:

Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2024	9,022	$91.06	7.6	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2025	9,022	$91.06	7.1	$-
Exercisable as of June 30, 2025	7,214	$95.85	7.1	$-

The summary of activity under the plans as of June 30, 2024, and change during the six months ended June 30, 2024, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding as of December 31, 2023	34,568	$105.48	7.7	$3,750
Granted	-
Exercised	-
Forfeited	(8,564)	$68.40
Expired	(13,998)	$105.60
Outstanding as of June 30, 2024	12,006	$131.64	7.9	$1,500
Exercisable as of June 30, 2024	7,429	$163.44	7.7	$1,500

Unamortized stock compensation expense of $36,223 will be recognized through 2026 for 1,808 of unvested options which have a weighted average recognition period of seven (7) years.

Restricted Stock Units

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the granting of certain restricted stock units (“RSU”) to members of the senior leadership team and the Board of Directors that vest over the passage of time. The Company recognized stock compensation expense for RSU awards of $294,133 and $212,800 for the six months ended June 30, 2025 and 2024, respectively. The Company recognized stock compensation expense for RSU’s of $261,038 and $212,800 for the three months ended June 30, 2025 and 2024, respectively.

The following is a summary of RSU activity for the six months ended June 30, 2025:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
		Date Fair	Contractual	Intrinsic
	Shares	Value	Term	Value
Outstanding as of December 31, 2024	12,501	$8.9	-	-
Granted	29,168	-	-	-
Cancelled	-	-	-	-
Vested and released	(37,502)	1.98	-	325,517
Outstanding and unvested as of June 30, 2025	4,167	$8.89	10.94	$-

The total unrecognized compensation cost related to unvested RSUs as of June 30, 2025 was $36,646.

The following is a summary of RSU activity for the six months ended June 30, 2024:

			Weighted
		Weighted	Average
		Average Grant	Remaining	Aggregate
		Date Fair	Contractual	Intrinsic
	Shares	Value	Term	Value
Outstanding as of December 31, 2023	-	$-	-	-
Granted	24,999	16.77	-	-
Cancelled	-	-	-	-
Vested and released	(12,501)	16.77	-	3,200
Outstanding and unvested as of June 30, 2024	12,498	$16.77	3.78	$-

Note 8 - Operating Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of its two different revenue sources. Our Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators worldwide. Our Ethereum Staking (“ETH Staking”) segment captures ETH-based yield generated by participating in the Ethereum network’s staking protocol which is currently comprised of rewards received from native staking.

As a result, the Company operates two reportable segments under ASC 280, Segment Reporting, Affiliate Marketing and ETH Staking.

Total Affiliate Marketing net loss from continuing operations before income taxes was $(1,492,219) and $(2,406,143) million for the three- and six-month periods ending June 30, 2025. Total ETH Staking net loss from continuing operations before income taxes was $(101,851,030) for the three- and six-month periods ending June 30, 2025.

Affiliate Marketing

The Company’s Affiliate Marketing operations include performance marketing services, lead generation, and data analytics. The Company focuses on delivering quality traffic and player acquisitions, retention and conversions to global casino gaming partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them.  The CODM assesses financial performance based on consolidated revenue, operating profit, and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for the Affiliated Marketing Segment:

	Affiliate Marketing Segment		Affiliate Marketing Segment
	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Revenue	$668,757	$981,272	$1,410,488	$1,957,218
Less:
Cost of revenues	488,202	701,142	1,098,138	1,389,876
Segment gross profit	180,555	280,130	312,350	567,342
Less:
Salaries and benefits	741,110	247,839	1,043,810	708,798
Contractors and consulting expense	132,649	51,005	203,440	138,630
Marketing expense	21,186	60,463	41,636	136,260
Other segment expenses (1)	777,829	794,383	1,429,607	2,212,351
Segment net loss from continuing operations before income taxes	(1,492,219)	(873,560)	(2,406,143)	(2,628,697)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-	-	-
Consolidated net loss from continuing operations before income taxes	(1,492,219)	(873,560)	(2,406,143)	(2,628,697)

(1)	- other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation and amortization, foreign currency exchange gains and losses, other income and interest expense.

ETH Staking

Beginning in June 2025, the Company used the proceeds from its capital raising activities to acquire and deploy ETH in staking activities, which can include  native staking, liquid staking and restaking. The Company has entered into separate contractual agreements with various third-party entities to facilitate its ETH staking activities. The Company commenced both native staking and liquid staking in June of 2025. The Company intends for staking to become a primary revenue generation strategy of the Company within the current fiscal year.

Native Staking

The Company utilized two third-party asset managers to manage and stake ETH on its behalf as of June 30, 2025.

Through its agreements with these asset managers, the Company’s ETH is held by qualified custodians, staked in the Ethereum protocol, and the stake is delegated to third party validators. When chosen as validators by the Ethereum network, these validators earn staking rewards and transaction fees proportional to the amount of stake delegated to them. The Company recognizes rewards from native staking as revenue in accordance with ASC 606.

All native staking revenue is earned within the United States as the validators are domiciled within the United States.

Liquid Staking

The Company participates in liquid staking, which is similar to native staking. One key difference and intended benefit of liquid staking is that it provides for liquidity by allowing the Company to earn staking rewards while still maintaining the ability, provided through the receipt token, to enter into to other transactions. When the Company’s ETH is staked, the Company is provided with a digital intangible asset (i.e., LsETH) which represents the crypto asset (i.e., ETH) which has been staked. Liquid staking rewards will be recognized as gains or losses within other income upon redemption or sale of the LsETH in accordance with ASC 610-20. No LsETH was redeemed or sold in the period ended June 30, 2025.

The CODM assesses financial performance based on consolidated revenue, operating profit and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for the ETH Staking segment:

	ETH Staking Segment
	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Revenue	$28,534	$28,534
Segment gross profit	28,534	28,534
Less:
Salaries and benefits	118,961	118,961
Contractors and consulting expense	43,511	43,511
Asset manager fees	377,841	377,841
Legal expenses	83,145	83,145
Realized gains on crypto assets, net	(5,373,583)	(5,373,583)
Unrealized loss on crypto assets	2,437,026	2,437,026
Impairment on digital intangible assets	87,813,295	87,813,295
Other segment expenses (1)	16,379,368	16,379,368
Segment net loss from continuing operations before income taxes	(101,851,030)	(101,851,030)

Reconciliation of profit or loss
Adjustments and reconciling items	-	-
Consolidated net loss from continuing operations before income taxes	(101,851,030)	(101,851,030)

(1)	- other segment items included in Segment net loss include: stock-based compensation - related party.

These expenses represent the key cost components reviewed by the CODM in assessing the Company’s performance.

The CODM evaluates income generated from the Company’s assets using net income (loss) as a key metric. The CODM utilizes this measure to assess return on assets when making strategic decisions, including whether to reinvest profits into the affiliate marketing platform or ETH staking business, enhance technology and data analytics capabilities, or expand partnerships with advertisers and publishers.

Summarized revenues by country in which the Company operated for the three and six months ended June 30, 2025 and 2024 are shown below. All ETH staking revenue occurred within the United States.

For the three months ended June 30, 2025:

United States	$177,704
Rest of the World	$519,587
Revenue	$697,291

For the six months ended June 30, 2025:

United States	$408,432
Rest of the World	$1,030,590
Revenue	$1,439,022

For the three months ended June 30, 2025:

United States	$230,725
Rest of the World	$750,547
Revenue	$981,272

For the six months ended June 30, 2024:

United States	$438,726
Rest of the World	$1,518,492
Revenue	$1,957,218

The Company does not have material assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	June 30, 2025	June 30, 2024

Customer A	44%	37%
Customer B	14%	22%
Customer C	22%	0%

Note 9 - Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”).

To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

For the six months ended June 30, 2025 and 2024, the Company has recognized its revenue at a point in time. The Company is currently engaged in the provision of Affiliate Marketing services and Ethereum Staking activities.

The Company’s assets and liabilities related to its contracts with customers were as follows:

	June 30, 2025	December 31, 2024

Accounts receivable	$271,905	$264,831

Affiliate Marketing

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

ETH Staking

In native staking, the Company retains the right and ability to direct the use of the underlying ETH, subject to a bonding period. As such, the Company does not derecognize the ETH when participating in native staking. The Company recognizes rewards from native staking as revenue in accordance with ASC 606. The Company acts as an agent in native staking transactions as it delegates ETH to third-party validator operators who perform the technical validation responsibilities. Native staking rewards are recognized as revenue at the end of each epoch, or block processing time, or when earned and measurable and when the Company’s share of rewards is known. The amount of revenue recognized is measured at fair value and is presented net of validator or other protocol fees.

The Company also participates in liquid staking, which is similar to native staking; however, one key difference and intended benefit of this method is the ability to provide the Company with tokens representing digital assets in exchange for its ETH. Liquid staking rewards are accumulated through the protocol conversion rate for the LsETH and will be recognized as gains or losses within other income upon redemption or sale of the LsETH in accordance with ASC 610-20. No LsETH was redeemed or sold in the period ended June 30, 2025.

As of June 30, 2025, the Company had native staked 23,200 ETH on the Ethereum blockchain. For the period ended June 30, 2025, the Company earned 11.5 ETH and recognized revenue from native staking rewards of $28,534.

Note 10 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the six-month ended June 30, 2025 was (0.0%). The Company has NOLs available to offset 80% of the current year taxable income and the gain, net of tax is classified as discontinued operations in the financial statements. The Company is in the process of dissolving certain legal entities to simplify its legal structure. The tax impact of these legal entities being dissolved is not expected to be significant. The launch of the treasury reserve strategy during the second quarter of 2025 increased the Company’s deferred tax asset by approximately $20 million for a deferred tax asset of approximately $27 million for the period ended June 30, 2025. The Company has a full valuation allowance for its deferred tax assets as of the period ended June 30, 2025

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Sale of Business (See Note 3), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at June 30, 2025. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

On July 4, 2025, subsequent to the end of the reporting period, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes significant amendments to the Internal Revenue Code. The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities.

Note 11 – Net Income (Loss) Per Share

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

For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Dilutive:
Prefunded warrants	11,897,165	11,817,165
Regular warrants	6,219,032	6,219,032
Restricted Stock Units	4,167	4,167
Total Dilutive	18,120,364	18,040,364
Anti-Dilutive:
Stock options	9,022	9,022
SportsHub warrants	252	252
Total Anti-dilutive	9,274	9,274

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Dilutive:
Purchase warrants Alpha	39,130	39,130
Regular warrants Alpha	21,187	21,187
MTS warrants	209	209
MTS stock options	209	209
Total Dilutive	60,735	60,735
Anti-Dilutive:
Stock options	9,022	9,022
Series A-1 preferred stock	601	601
Series B preferred stock	1,040	1,040
MTS warrants	487	487
SportsHub warrants	252	252
Restricted Stock Units	12,498	12,498
Total Anti-dilutive	23,900	23,900

The calculation of the net income (loss) per share and weighted-average shares of the Company’s common stock outstanding for the periods presented are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net loss from continuing operations	$(103,370,535)	$(916,664)	$(104,287,267)	$(2,677,475)
Less: deemed dividends on series B preferred stock	-	-	-	(44,619)
Net loss from continuing operations available to common stockholders	(103,370,535)	(916,664)	(104,287,267)	(2,722,094)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	(52,192)	453,706	(110,361)	14,564,872

Net income (loss) available to common stockholders	$(103,422,727)	$(462,959)	$(104,397,628)	$11,842,778

Basic weighted-average shares for continuing and discontinued operations	24,202,467	282,709	12,989,772	270,876
Diluted weighted average shares for discontinued operations	24,202,467	343,444	12,989,772	331,611

Basic:
Net (loss) from continuing operations per share	$(4.27)	$(3.24)	$(8.03)	$(10.05)
Net income (loss) from discontinued operations per share	-	1.60	(0.01)	53.77
Net income (loss) per share	$(4.27)	$(1.64)	$(8.04)	$43.72

Fully Diluted:
Net (loss) from continuing operations per share	$(4.27)	$(2.67)	$(8.03)	$(10.05)
Net income (loss) from discontinued operations per share	-	1.32	(0.02)	43.92
Net income (loss) per share	$(4.27)	$(1.35)	$(8.05)	$33.87

Note 12 – Discontinued Operations

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

In the statement of cashflows for the six months ended June 30 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

During the six months ended June 30, 2025 and 2024, SharpLink paid RSports $2,287 and $70,420, respectively, for use of accounting service personnel under the Post Closing Covenant Agreement (the “PCCA”); and RSports paid SharpLink $2,175 and $21,588 under the PCCA for the six months ended June 30, 2025 and 2024, respectively.

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of June 30, 2025 and June 30, 2024. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

Summary Reconciliation of Discontinued Operations

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$-	$14,765	$-	$413,578

Cost of Revenues	708	4,078	(8,173)	158,569

Gross Profit	(708)	10,687	8,173	255,009

Operating Expenses
Selling, general, and administrative expenses	35,450	35,651	104,504	355,174

Operating Loss	(36,158)	(24,964)	(96,331)	(100,165)

Interest income	(28,000)	(9,651)	(39,000)	88,510
Other (expense) income	13,966	503,320	27,970	501,320
Gain on sale of business	-	(0)	-	14,670,811
Interest expense	-	-	-	(9,027)
Total other income and expense	(14,034)	493,669	(11,030)	15,251,614

Income (loss) before income taxes	(50,192)	468,705	(107,361)	15,151,449

Income tax expense	2,000	15,000	3,000	586,577

Income (loss) from discontinued operations, net	$(52,192)	$453,705	$(110,361)	$14,564,872

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$31,000	$105,127
Restricted cash	16	-
Prepaid expenses and other current assets	250,181	164,661
Total current assets	$281,197	$269,788

	June 30,	December 31,
	2025	2024
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	970	$10,020
Total current liabilities	$970	$10,020

Note 13 - Related Parties

Strategic Advisory Agreement with Consensys Software Inc.

In connection with the PIPE transaction, the Company entered into a Strategic Advisor Agreement with Consensys Software Inc. (“Consensys”), a Delaware corporation, and a related party. Consensys is a global blockchain technology company that provides decentralized applications and enterprise solutions, focusing on building and scaling blockchain-based systems primarily on the Ethereum blockchain. Under the terms of the agreement, Consensys will provide a broad range of advisory services related to the Company’s ETH treasury strategy to the Company for three years. As consideration for these services, Consensys received warrants to purchase up to 3,455,019 shares of the Company’s common stock (the “Strategic Advisor Warrants”). The Strategic Advisor Warrants have various exercise prices as follows: (i) 1,382,007 shares of Common Stock at an exercise price of $6.15 per share of common stock; (ii) 691,004 shares of common stock at an exercise price of $6.765 per share of common stock; (iii) 691,004 shares of common stock at an exercise price of $7.38 per share of common stock; and (iv) 691,004 shares of common stock at an exercise price of $7.995 per share of common stock. The Company recorded $16,379,368 as stock-based compensation expense, related party, determined using a Black Scholes model, on the statement of operations for the period ended June 30, 2025.

Secondment Agreements with Consensys Employees

As part of the ongoing collaboration between the Company and Consensys, three employees of Consensys have been seconded to SharpLink under secondment agreements. These employees provide key services in areas including strategic planning, treasury management, technology integration and business development. The secondment agreements outline the terms of the assignment, the duration, which began during the month of June 2025 and terminate September 30, 2025, total monthly compensation of approximately $80,000 payable to Consensys and stock-based compensation of a total of approximately $75,000 for RSU’s to be awarded in July, and the allocation of responsibilities between the parties. The seconded employees remain employees of Consensys, but perform their duties for the Company during the secondment period and report to the Company’s Chief Executive Office and Chief Financial Officer. In exchange for these services, the Company compensates Consensys for the associated costs on a monthly basis, including the employees’ salaries, benefits and other related expenses. For the period ended June 30, 2025, approximately $43,000 was accrued in selling, general and administrative expenses in relation to these agreements and their applicable start date.

Note 14 – Subsequent Events

Letter Agreements

Between July 8, 2025 and July 10, 2025, the Company entered into letter agreements (“Letter Agreements”) with the holders of the Company’s common stock and pre-funded warrants which were issued in connection with the Company’s private placement pursuant to the two Securities Purchase Agreements dated May 20, 2025 and May 26, 2025, respectively. Pursuant to section 4.9 of each Securities Purchase Agreements, the Company agreed to reserve and keep available at all times a sufficient number of shares of Common Stock for the purpose of enabling the Company to issue shares in accordance with each of the Securities Purchase Agreements and the shares underlying the exercise of any Strategic Advisor Warrants, Placement Agent Warrants, Private Placement Pre-Funded Warrants, and Best Efforts Pre-Funded Warrants.

Pursuant to the Letter Agreements, the Holders waive the SPA Share Reserve Provision such that the Company may reserve for issuance under the ATM Sales Agreement between the Company and A.G.P/Alliance Global Partners, entered into on May 30, 2025, any of the authorized shares of Common Stock that would otherwise be reserved for issuance under the Strategic Advisor Warrants, Placement Agent Warrants, Private Placement Pre-Funded Warrants, and Best Efforts Pre-Funded Warrant, with the understanding that (i) the Company may issue such shares pursuant to the ATM Facility at any time after the execution of the Letter Agreements and before the date on which the Company receives the requisite stockholder approval (the “Stockholder Approval”) to increase the Company’s authorized shares (the “Permitted ATM Sales”), and (ii) following the receipt of the Stockholder Approval with respect to the authorized share increase, the Company shall reserve the shares underlying the Placement Agent Warrants, Strategic Advisor Warrants, Private Placement Pre-Funded Warrants, and Best Efforts Pre-Funded Warrants. Following the increase in authorized share capital on July 24, 2025, the Letter Agreements were terminated.

Amendment to ATM Sales Agreement

On July 17, 2025, SharpLink entered into an Amendment to its ATM Sales Agreement (the “Amendment”) with AGP, dated May 30, 2025, to increase the number of shares that may be sold from time to time in connection with the ATM facility from $1,000,000,000 to $6,000,000,000; and to permit the forward sale of shares to be sold in the ATM Offering pursuant to Master Forward Confirmation Letter Agreements.  We filed a supplement to the Prospectus Supplement, dated May 30, 2025, with the SEC to address the Amendment and the Forward Sales Agreements on July 17, 2025.

Results of Special Meeting of Stockholders

At a Special Meeting of Stockholders held on July 24, 2025, the Company’s stockholders approved an amendment and restatement of the Company’s 2023 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock reserved for issuance under the Plan by 8,000,000 shares to 8,034,166 shares.  In addition, the stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock, par value $0.0001, of the Company from 100,000,000 to 500,000,000.  In connection with the increase in the authorized shares of common stock of the Company, we filed a Second Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, with the Secretary of State of the State of Delaware, which became effective at 5:10 p.m. Eastern Time on July 24, 2025.

Appointment of Co-Chief Executive Officers and Entry into New Employment Agreements

On July 24, 2025 (the “Effective Date”), the Board appointed Joseph Chalom as Co-Chief Executive Officer of the Company, to serve with Rob Phythian as the Co-Chief Executive Officer of the Company. Mr. Phythian will remain the Company’s principal executive officer. It is anticipated that Mr. Phythian will transition to the role of President over the next quarter and remain a member of the Board.

Mr. Chalom, age 54, has served in senior leadership roles over the course of his 20 year career at BlackRock, Inc. (“BlackRock”). Most recently, from October 2021 to June 2025 he was the Head of Strategic Ecosystem Partnerships at BlackRock and was responsible for executing BlackRock’s strategy in the digital assets, data and technology innovation ecosystems. This included product innovation and strategic partnerships to drive digital asset ecosystem innovation and institutional client adoption. Under Mr. Chalom’s leadership, in 2024, BlackRock launched its IBIT and ETHA exchange traded products and the BUIDL tokenized treasury fund, making it the largest manager of digital assets. Prior to this role, he served as BlackRock’s Deputy Chief Operating Officer on an interim basis from March 2021 to October 2021; and, for over a decade, was the Chief Operating Officer of BlackRock Solutions, which delivers the firm’s Aladdin financial technology capabilities clients globally. Mr. Chalom served on the boards of Securitize, Inc., a leading provider in the tokenized assets and digital transfer agency space for real world assets, from May 2004 until June 2025; and Clarity AI, Inc., a leading AI-powered sustainability platform and data provider, from January 2021 to June 2025. Prior to joining BlackRock, Mr. Chalom worked as a corporate and technology attorney at Skadden Arps and at Arnold & Porter. Mr. Chalom earned a B.A. degree, with honors, in International Studies from Johns Hopkins University and a J.D. degree from Columbia University School of Law.

Chalom Employment Agreement

In connection with his appointment as the Company’s Co-Chief Executive Officer, Mr. Chalom entered into an employment agreement with the Company effective as of the Effective Date, which provides for (i) an annual base salary of $750,000; (ii) a target short-term incentive opportunity equal to 100% of his base salary, with a maximum opportunity of up to 150% of his base salary; (iii) a sign-on restricted stock unit award, to be granted within 30 days after the Effective Date, with an award value of $7,000,000, which value will be converted to a number of shares (rounded down to the nearest whole share) by dividing (x) the award value, by (y) the average closing per-share price of the Company’s common stock for the seventy five (75) trading days immediately preceding the Effective Date, and which will be allocated two-thirds (2/3) to time-based vesting conditions, with one-third (1/3) of such time-based vesting units vesting on the first (1st) anniversary of the Effective Date and the remaining time-based vesting units vesting in equal quarterly installments thereafter, in each case subject to Executive’s continued employment with the Company, and one-third (1/3) to performance-based vesting conditions, which will vest based on the extent that certain annual performance goals, selected by the Board or a committee thereof, are achieved over a three-year performance cycle; (iv) a long-term incentive opportunity for the 2026 fiscal year commencing July 1, 2026 with a “target” value of not less than $4,000,000; and (v) payment for an annual executive physical. Mr. Chalom’s employment agreement also provides for certain severance benefits if his employment were terminated by the Company without cause, death or disability, or upon his resignation for good reason, including an amount equal to two (2) times his base salary and target bonus, any short-term incentive earned for the prior fiscal year but not yet paid, a pro-rated short-term incentive for the year of termination, based on actual results, subsidized health insurance premiums for eighteen (18) months, full vesting of any time-based equity awards and pro-rated vesting of any performance-based equity awards, based on actual results for the entire performance period. Moreover, upon a change in control, all of his equity awards will vest in full (with performance-based awards vesting based on performance through the date of the transaction). In exchange for the severance benefits, Mr. Chalom must sign a release of claims in favor of the Company. Mr. Chalom’s employment agreement also includes standard confidentiality, non-competition, non-solicitation and non-disparagement covenants.

Phythian Employment Agreement

In connection with his appointment as the Company’s Co-Chief Executive Officer, Mr. Phythian entered into a new employment agreement with the Company, which replaces and supersedes his prior employment agreement with the Company dated as of February 14, 2024, as amended on March 19, 2025, and as amended on June 29, 2025. The employment agreement provides for (i) an annual base salary of $660,000, (ii) a target short-term incentive opportunity equal to 100% of his base salary, with a maximum opportunity of up to 150% of his base salary, (iii) a sign-on restricted stock unit award, to be granted within 30 days after the Effective Date, with an award value of $3,700,000, which value will be converted to a number of shares (rounded down to the nearest whole share) by dividing (x) the award value, by (y) the average closing per-share price of the Company’s common stock for the seventy five (75) trading days immediately preceding the Effective Date, and which will be allocated two-thirds (2/3) to time-based vesting conditions, with one-third (1/3) of such time-based vesting units vesting on the first (1st) anniversary of the Effective Date and the remaining time-based vesting units vesting in equal quarterly installments thereafter, in each case subject to Executive’s continued employment with the Company, and one-third (1/3) to performance-based vesting conditions, which will vest based on the extent that certain annual performance goals, selected by the Board or a committee thereof, are achieved over a three-year performance cycle; (iv) a long-term incentive opportunity for the 2026 fiscal year commencing July 1, 2026 with a “target” value of not less than $3,700,000; and (v) payment for an annual executive physical. Mr. Phythian’s employment agreement also provides for certain severance benefits if his employment were terminated by the Company without cause, death or disability, or upon his resignation for good reason, including an amount equal to two (2) times his base salary and target bonus, any short-term incentive earned for the prior fiscal year but not yet paid, a pro-rated short-term incentive for the year of termination, based on actual results, subsidized health insurance premiums for eighteen (18) months, full vesting of any time-based equity awards and pro-rated vesting of any performance-based equity awards, based on actual results for the entire performance period. Moreover, upon a change in control, all of his equity awards will vest in full (with performance-based awards vesting based on performance through the date of the transaction). In exchange for the severance benefits, Mr. Phythian must sign a release of claims in favor of the Company. Mr. Phythian’s employment agreement also includes standard confidentiality, non-solicitation and non-disparagement covenants.

DeLucia Employment Agreement

In connection with these appointments, Mr. Robert DeLucia, our Chief Financial Officer, entered into a new employment agreement with the Company, which replaces and supersedes his prior employment agreement with the Company dated as of February 14, 2024, as amended on March 19, 2025, and as amended on June 29, 2025. The employment agreement provides for (i) an annual base salary of $450,000, (ii) a target short-term incentive opportunity equal to 100% of his base salary, with a maximum opportunity of up to 150% of his base salary, (iii) a sign-on restricted stock unit award, to be granted within 30 days after the Effective Date, with an award value of $1,150,000, which value will be converted to a number of shares (rounded down to the nearest whole share) by dividing (x) the award value, by (y) the average closing per-share price of the Company’s common stock for the seventy five (75) trading days immediately preceding the Effective Date, and which will be allocated two-thirds (2/3) to time-based vesting conditions, with one-third (1/3) of such time-based vesting units vesting on the first (1st) anniversary of the Effective Date and the remaining time-based vesting units vesting in equal quarterly installments thereafter, in each case subject to Executive’s continued employment with the Company, and one-third (1/3) to performance-based vesting conditions, which will vest based on the extent that certain annual performance goals, selected by the Board or a committee thereof, are achieved over a three-year performance cycle; and (iv) a long-term incentive opportunity for the 2026 fiscal year commencing July 1, 2026 with a “target” value of not less than $1,150,000. Mr. DeLucia’s employment agreement also provides for certain severance benefits if his employment were terminated by the Company without cause, death or disability, or upon his resignation for good reason, including an amount equal to two (2) times his base salary and target bonus, any short-term incentive earned for the prior fiscal year but not yet paid, a pro-rated short-term incentive for the year of termination, based on actual results, subsidized health insurance premiums for eighteen (18) months, full vesting of any time-based equity awards and pro-rated vesting of any performance-based equity awards, based on actual results for the entire performance period. Moreover, upon a change in control, all of his equity awards will vest in full (with performance-based awards vesting based on performance through the date of the transaction). In exchange for the severance benefits, Mr. DeLucia must sign a release of claims in favor of the Company. Mr. DeLucia’s employment agreement also includes standard confidentiality, non-competition, non-solicitation and non-disparagement covenants.

Registered Direct Offerings

$200 Million Offering

On August 6, 2025, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August Offering”) an aggregate of 10,256,411 shares of the Company’s common stock. The price per share was $19.50, and the gross proceeds from the August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200 million. The shares were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated August 6, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). In addition, on August 6, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with A.G.P./Alliance Global Partners (“AGP”). AGP, as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“SocGen,” and together with AGP, the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company (the “Engagement Letter”). Pursuant to the Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August Offering (the “Cash Fee”). The Cash Fee was allocated 45.0% to AGP and 10.0% to SocGen. In addition, pursuant to the Engagement Letter, Cantor was paid a cash fee equal to 45.0% of the aggregate amount of the Cash Fee. Notwithstanding the foregoing, the Cash Fee paid to AGP did not exceed 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the offering. The balance of the Cash Fee not payable to the Placement Agents or Cantor was credited back to the Company. The Offering closed on August 8, 2025.

$400 Million Offering

On August 10, 2025, the Company entered into a securities purchase agreement (the “Second August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “Second August Offering”) an aggregate of 18,382,353 shares of the Company’s common stock. The price per share was $21.76, and the gross proceeds from the Second August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $400 million. The shares were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated August 10, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). In addition, on August 10, 2025, the Company entered into a placement agency agreement (the “Placement Agency Agreement”) with AGP. AGP, as lead placement agent and SocGen, and together with AGP, the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company (the “Engagement Letter”). Pursuant to the Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August Offering (the “Cash Fee”). The Cash Fee was allocated 45.0% to AGP and 10.0% to SocGen. In addition, pursuant to the Engagement Letter, Cantor was paid a cash fee equal to 45.0% of the aggregate amount of the Cash Fee. Notwithstanding the foregoing, the Cash Fee paid to AGP did not exceed 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the offering. The balance of the cash fee not payable to the Placement Agents or Cantor was credited back to the Company. The Offering closed on August 12, 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning our strategy, competition, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Ethereum industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as amended, and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

The following discussion of SharpLink Gaming, Inc. and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” “our Company,” the “Company,” “we,” “our,” and “us”), highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our condensed consolidated financial statements and the related notes included in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 14, 2025 and the Form 10-K/A filed on March 17, 2025. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements.

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

Business Overview

Headquartered in Minneapolis, SharpLink, a Delaware corporation, recently undertook a significant strategic shift by becoming one of the world’s largest publicly traded companies to adopt Ether (“ETH”) as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company also operates an online performance marketing company that delivers unique fan activation solutions to its sportsbook and online casino gaming partners.

In tandem with this transformation, SharpLink has streamlined its business-building operations around two distinct reportable segments: Ethereum Staking and Affiliate Marketing.

Our Ethereum Staking segment seeks to benefit from any price appreciation in the value of ETH and ETH-based yield generated by participating in the Ethereum network’s staking protocol. As part of Ethereum’s proof-of-stake consensus mechanism, staking enables network participants to help validate transactions and secure the blockchain in exchange for staking rewards paid in ETH. SharpLink delegates our ETH holdings to validators in accordance with the protocol’s staking requirements, thereby earning consistent, protocol-level rewards. These staking rewards represent an operationalized form of yield generation that is both blockchain-native and capital-efficient. Our staking operations are designed to be transparent, compliant and institutionally scalable, with infrastructure and security protocols built to meet the performance and custodial standards of a publicly traded company.

Our Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators worldwide. Through our iGaming affiliate marketing network, known as PAS.net, SharpLink focuses on driving qualified traffic and player acquisitions, retention and conversions to U.S. regulated and global iGaming operator partners worldwide. In addition, we own and operate a portfolio of direct-to-player, state-specific, affiliate marketing websites designed to attract, acquire and drive local sports betting and online casino gaming traffic to its valued partners which are licensed to operate in each respective state.

ETH Treasury Management Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

In May 2025, our Board adopted a Treasury Reserve Policy, with ETH serving as the primary treasury reserve asset on an ongoing basis, subject to market conditions and anticipated needs of the business. As a result of the Treasury Reserve Policy, in future periods, we may purchase additional ETH and increase our overall holdings of ETH or sell our ETH and decrease our overall holdings of ETH.

SharpLink’s decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s unparalleled programmability, security and developer momentum will make it a foundational layer for the next generation of decentralized financial applications. Ethereum’s transition to a proof-of-stake consensus mechanism and the rise of Layer 2 blockchain networks with high scalability have transformed ETH into a yield-bearing, productive Crypto asset with increasing institutional adoption and intrinsic network value. We believe that ETH’s value proposition at its core is a digital trust commodity and that an investment in ETH represents an asymmetric long-term growth opportunity as more stablecoins and other tokenized real-world assets are secured by the Ethereum ecosystem.

A key aspect of our ETH treasury strategy is to raise capital to be used to increase our ETH position in a manner which is accretive to shareholders. This can come in the form of equity, equity-linked debt or other forms of offerings designed to maximize shareholder exposure to ETH within a prudent risk management framework. We have not set a specific target for the maximum amount of ETH we seek to hold.

SharpLink diligently tracks and routinely reports key performance indicators designed to offer investors transparency and insight into the execution and effectiveness of our ETH treasury strategies. Among these metrics, the Company’s ETH concentration (“ETH Concentration”) has emerged as a central performance benchmark and “north star” metric by which we gauge our progress. ETH Concentration, which is calculated by dividing the Company’s total ETH holdings by every 1,000 Assumed Diluted Shares outstanding, reflects both the scale of SharpLink’s ETH accumulation efforts and the capital efficiency of our treasury operations. By prioritizing this metric, we underscore our commitment to driving long-term shareholder value, rather than short-term fluctuations in asset prices or market capitalization.

Assumed Diluted Shares Outstanding represents the sum of (i) SharpLink’s actual shares of common stock issued and outstanding as of the end of each reporting period, plus (ii) the additional shares that would be issued upon the assumed exercise or settlement of all outstanding warrants, pre-funded warrants, stock option awards, and restricted stock units. Assumed Diluted Shares Outstanding is not calculated using the treasury stock method. It does not account for equity award vesting conditions, stock option exercise prices, or contractual restrictions limiting the convertibility of debt instruments. Additionally, it excludes any assumed share repurchases that would ordinarily be considered under the treasury stock method.

By systematically acquiring and staking ETH, we are engaged in building a resilient, Ethereum-native treasury designed to generate sustainable yield through staking rewards while maintaining significant upside exposure to any ETH price appreciation.

Importantly, SharpLink’s ETH treasury strategy is complemented by our active participation in the Ethereum ecosystem. We are a founding member of the Linea Consortium, a leading governance body supporting the development of Ethereum’s most aligned Layer 2 blockchain network. Our participation in the consortium enables us to help steer capital allocation toward high-impact infrastructure, public goods and innovation pipelines that are intended to strengthen the long-term utility and defensibility of the Ethereum network, reinforcing the intrinsic value of our own ETH treasury assets.

To further institutionalize our ETH-centered strategy, SharpLink has bolstered its leadership team with executives who bring deep expertise in both traditional and decentralized finance. In July 2025, we appointed former BlackRock senior executive and digital asset leader Joseph Chalom as Co-Chief Executive Officer, who greatly complements the May 2025 appointment of Joseph Lubin, Co-Founder of Ethereum and Founder and CEO of Consensus, as SharpLink’s new Chairman of the Board. This structure affirms our intent to build a deeply experienced leadership team across global institutional finance and Ethereum ecosystems.

Continuing Operations – Affiliate Marketing

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

Continuing Operations – Ethereum Staking

In June 2025, SharpLink formally launched its ETH-centered treasury strategy and established staking as a dedicated operating segment, recognizing its potential to deliver recurring, yield-based revenue. Our staking revenues are derived from the rewards we earn by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. Specifically, SharpLink delegates its ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance.

It is noteworthy to mention that the Company’s ETH Staking segment includes both native and liquid staking activities. In native staking, the Company utilized two third-party asset managers to manage and stake ETH on its behalf as of June 30, 2025. This strategy allows the Company, through its agreements with custodians and asset managers, to stake assets with third party validators. Participants stake ETH through these validator nodes and, when chosen as validators by the network, earn staking rewards and transaction fees proportional to their staked amount. Liquid staking is similar to native staking; however, one key difference and intended benefit of this method is the ability to provide the Company with tokens representing digital assets in exchange for its ETH. Liquid staking rewards are accumulated through the protocol conversion rate for the LsETH and will be recognized as gains or losses within other income upon redemption or sale of the LsETH.

Since initiating our staking operations on June 2, 2025, we have accumulated approximately 598,800 ETH as of August 10, 2025. For the three and six months ended June 30, 2025, revenues generated from native staking rewards totaled $28,534 for both reporting periods, as staking only commenced two-thirds of the way through the second quarter of this year. These figures represent the ETH-based rewards accumulated through the delegation of ETH to staking validators, which we expect to scale materially in future quarters in correlation with growth in our treasury balance and broader ETH market performance.

SharpLink views its staking operations as a core strategic pillar of its broader alignment with the Ethereum ecosystem. Our participation not only yields economic return but also contributes directly to Ethereum’s decentralization, scalability, and security. Moreover, we believe staking is foundational to a new generation of blockchain-native capital structures that enable corporations to earn yield without relying on traditional debt instruments, equities, or centralized intermediaries. Our staking efforts are focused on maximizing yield, managing risk and ensuring that SharpLink’s operations meet institutional standards for transparency and efficiency.

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

Regaining Compliance with Nasdaq Continued Listing Standards

As previously reported on Form 10-K in the Company’s Annual Report for the year ended December 31, 2024, filed with the SEC by the Company on March 14, 2025 and 10-K/A filed with the SEC by the Company on March 17, 2025, the Company received a letter on July 17, 2024 from Nasdaq notifying the Company that, because of the closing bid price for its common stock had been below $1.00 per share for 30 consecutive trading days, it was not compliant with the Minimum Bid Price Requirement (the “Bid Price Deficiency Notice”).  In accordance with Nasdaq Marketplace Rule 5810 (c)(3)(A), the Company had a period of 180 calendar days, or until January 7, 2025, to regain compliance with the Minimum Bid Price Requirement.  Further, as previously reported on the Company’s Current Report on Form 8-K filed with SEC on November 22, 2024, the Nasdaq Staff notified the Company that it did not comply with the $2.5 million minimum stockholders’ equity requirement, as set forth in Nasdaq Listing Rule 5550(a)(2).  The Company had 45 calendar days to submit a plan to regain compliance or until January 6, 2025.

On June 4, 2025, the Company received formal notification from Nasdaq confirming the Company had regained compliance with the Nasdaq Listing Rules. The Company will be subject to a mandatory panel monitor for a period of one year from June 4, 2025. If, within that one-year monitoring period, the Nasdaq Listing Qualifications staff (the “Staff”) finds the Company is again out of compliance with the Equity Rule, then the Staff will issue a delist determination letter, and the Company will have an opportunity to request a new hearing with the initial Nasdaq hearing panel (the “Panel”) or a newly convened hearing panel if the initial Panel is unavailable. Notwithstanding Nasdaq Listing Rule 5810(c)(2), the Company will not be permitted to provide the Staff with a plan of compliance with respect to a deficiency under the Equity Rule that arises during the one-year monitoring period, and the Staff will not be permitted to grant additional time for the Company to regain compliance with respect to such deficiency.

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

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, SharpLink entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 600 shares of the Company’s Series A-1 Preferred Stock and 1,040 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of SharpLink’s common stock (“Common Stock”) and 44,650 prefunded warrants to purchase shares of SharpLink’s common stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, SharpLink no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, SharpLink entered into a subscription agreement (“Subscription Agreement”) with U.K.-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com.  The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair.  The investment was recorded at cost and will be measured at cost minus impairment, adjusted for any observable price changes. There was no impairment as of June 30, 2025.

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

$4.5 Million Registered Offering

On May 20, 2025, SharpLink entered into a securities purchase agreement (the “May 20 Purchase Agreement”) pursuant to which the Company agreed to sell and issue, in a reasonable best efforts registered offering (the “May 20 Offering”), an aggregate of 34,000 shares (the “May 20 Shares”) of the Company’s common stock and Pre-Funded Warrants (the “May 20 Pre-Funded Warrants”) to purchase up to 1,496,612 shares of Common Stock (the “May 20 Pre-Funded Warrant Shares”). The May 20 Shares were offered at an offering price of $2.94 per May 20 Share. The gross proceeds from the May 20 Offering, before deducting the placement agent fees and offering expenses, were approximately $4.5 million. A.G.P./Alliance Global Partners acted as the sole placement agent for the May 20 Offering.

$425 Million Registered Offering

On May 26, 2025, we entered into a securities purchase agreement for a private placement in public entity (the “May 26 PIPE”), raising gross proceeds of $425,000,000 funded in a combination of fiat and Ether. On June 2, 2025, SharpLink announced the closing of the May 26 PIPE was May 30, 2025, and launched our treasury reserve strategy to hold the native cryptocurrency of the Ethereum blockchain, commonly referred to as “Ether” or “ETH,” as the Company’s primary treasury reserve asset. Consensys Software Inc. acted as the lead investor in the May 26 PIPE, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. A.G.P./Alliance Global Partners acted as the sole placement agent in connection with the May 26 PIPE.

Board Expansion and Election of New Chairman of the Board

On May 26, 2025, the Board approved the increase of the size of the Company’s Board from four to five directors. The Board elected Joseph Lubin as a director to fill the newly created director position. The Board also elected Mr. Lubin as Chairman of the Board.

At-The-Market (“ATM”) Offerings

On May 1, 2024, the Company entered into an ATM Sales Agreement (the “2024 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares of its common stock having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “2024 ATM Offering”).

On May 30, 2025, SharpLink entered into a second ATM Sales Agreement (the “Second ATM Agreement”) with the Agent relating to the sale of shares of our Common Stock from time to time, having an aggregate offering price of up to $1,000,000,000. On July 17, 2025, the Company entered into an Amendment to the Second ATM Agreement (the “Amendment”) to (i) increase the number of Shares that may be sold in the ATM Offering to $6,000,000,000 (the “ATM Sales Increase”); and (ii) to permit the forward sale of Shares to be sold in the ATM Offering pursuant to Master Forward Confirmation Letter Agreements (the “Forward Sales Agreements,” and each a “Forward Sales Agreement”).

As of June 30, 2025, SharpLink had raised total net proceeds of $126,045,108  from sales of Shares under our ATM Sales Agreements.

Liquid Staking Protocol

As part of its ETH-based treasury strategy, the Company participates in liquid staking through the Liquid Collective protocol. In a liquid staking arrangement, the Company transfers ETH to the protocol and receives LsETH, a fungible ERC-20 receipt token, that represents a proportional interest in the protocol’s pool of staked ETH.  LsETH is accounted for as an indefinite-lived intangible asset under ASC 350-30. As such, LsETH is recorded at cost, less any impairment losses.

The Company evaluates LsETH for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. When an indicator of impairment is present, an impairment loss is recognized by the amount the carrying amount of LsETH exceeds its fair value. Impairment losses are not reversible under U.S. GAAP. Increases in the fair value of LsETH are not recognized until a redemption or sale of LsETH occurs. For the period ending June 30, 2025, the Company recognized an impairment loss of $87,813,295 on its LsETH holdings, reducing the carrying value of LsETH to $382,422,632.

The Liquid Collective protocol establishes a daily Protocol Conversion Rate (“PCR”), which reflects the amount of ETH into which a unit of LsETH is redeemable. The PCR is calculated by dividing the total ETH held by the protocol, including accumulated staking rewards (net of penalties or slashing fees), by the total number of LsETH tokens in circulation. The PCR is updated daily through the protocol’s on-chain infrastructure and is publicly accessible.

The PCR is not a market trading price. The process of redeeming LsETH for ETH is subject to the validator exit queue, bonding periods, and other mechanics that may affect the timing and execution of redemption. As a result, the Company may not be able to redeem its holdings immediately.

As of June 30, 2025, the Company held 164,731 LsETH tokens. The following table presents a rollforward of our LsETH holdings, including relevant details related to LsETH purchases and impairment losses within the periods presented. We have not sold or redeemed any LsETH as of June 30, 2025.

	Source of capital used to purchase LsETH	LsETH original cost basis	LsETH impairment losses	LsETH carrying value	Number of LsETH held	Approx. average purchase price per LsETH	Weighted Average LsETH Conversion Rate at Acquisition	LsETH Conversion Rate at End of Period
Balance at March 31, 2025		$-	$-	$-	-	$-
LsETH acquisitions	(a),(b)	470,235,927		470,235,927	164,731	2,855
LsETH impairment losses			(87,813,295)	(87,813,295)
Balance at June 30, 2025		470,235,927	(87,813,295)	382,422,632	164,731	2,855	1.081800756	1.083328763

(a)	A private-investment-in-public-equity financing executed under Securities Purchase Agreements dated May 26, 2025.
(b)	At-the-Market Sales Agreement to offer and sell shares of its common stock with an aggregate offering price of up to $1 billion.

The following table shows the number of LsETH held at the end of each respective period, as well as market value calculations of our LsETH holdings based on the lowest, highest, and ending market prices of one LsETH on the Coinbase exchange (our principal market) for each respective period:

Period End Date	Number of LsETH Held at End of Quarter	Lowest Market Price of LsETH During the Quarter (c)	Market Value of LsETH held using Lowest Market Price (d)	Highest Market Price of LsETH During the Quarter (e)	Market Value of LsETH held using Highest Market Price (f)	Market Price of LsETH at End of Quarter (g)	Market Value of LsETH Held at End of Quarter (h)
March 31, 2025	-	n/a	n/a	n/a	n/a	n/a	n/a
June 30, 2025	164,731	$1,542	$254,084,660	$3,097	$510,114,386	$2,727	$449,288,671

(c)	The “Lowest Market Price of LsETH During the Quarter” represents the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
(d)	The “Market Value of LsETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
(e)	The “Highest Market Price of LsETH During the Quarter” represents the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
(f)	The “Market Value of LsETH Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
(g)	The “Market Price of LsETH at End of Quarter” represents the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter.
(h)	The “Market Value of LsETH Held at End of Quarter” represents a mathematical calculation consisting of the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.

The amounts reported as “Market Value” in the table above represent only a mathematical calculation consisting of the number of LsETH tokens held by the Company at the end of the applicable period multiplied by the market price of LsETH as reported on the Coinbase Exchange.

The LsETH token is relatively new and the market for LsETH may be subject to manipulation, limited transparency, inconsistent pricing sources, and episodic illiquidity. The price information referenced may not reflect actionable market depth or executable prices, and there is no assurance that the Company would be able to sell its LsETH holdings at the Market Value amounts indicated above, at the quoted market price, or at all. The market infrastructure supporting LsETH remains nascent, and future developments in protocol mechanics, exchange support, or regulatory oversight may materially impact pricing, liquidity, and valuation methodologies. Accordingly, the Market Value amounts reported above may not accurately reflect the fair market value of LsETH, and the actual realizable value of the Company’s holdings could differ materially from the calculated figures.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024	Change	% Change	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024	Change	% Change
Revenues	$697,291	$981,272	$(283,981)	-28.9%	$1,439,022	$1,957,218	$(518,196)	-26.5%
Cost of Revenues	488,202	701,142	(212,940)	-30.4%	1,098,138	1,389,876	(291,738)	-21.0%
Gross profit	209,089	280,130	(71,041)	-25.4%	340,884	567,342	(226,458)	-39.9%
Gross profit percentage	30.0%	28.5%			23.7%	29.0%
Selling, general, and administrative expenses	2,333,167	1,484,680	848,487	57.1%	3,390,506	3,456,755	(66,249)	-1.9%
Stock-based compensation, related party	16,379,368	-	16,379,368	100.0%	16,379,368	-	16,379,368	100.0%
Impairment on digital intangible assets	87,813,295	-	87,813,295	100.0%	87,813,295	-	87,813,295	100.0%
Realized gains on crypto assets, net	(5,373,583)	-	(5,373,583)	100.0%	(5,373,583)	-	(5,373,583)	100.0%
Unrealized loss on crypto assets	2,437,026	-	2,437,026	100.0%	2,437,026	-	2,437,026	100.0%
Operating loss	(103,380,184)	(1,204,550)	(102,175,634)	8482.5%	(104,305,728)	(2,889,413)	(101,416,315)	3509.9%
Total other income	36,935	330,990	(294,055)	-88.8%	48,555	260,716	(212,161)	-81.4%
Net loss before income taxes	(103,343,249)	(873,560)	(102,469,689)	11730.1%	(104,257,173)	(2,628,697)	(101,628,476)	3866.1%
Income tax (expense)	(27,286)	(43,104)	15,818	-36.7%	(30,094)	(48,778)	18,684	-38.3%
Net loss from continuing operations	(103,370,535)	(916,664)	(102,453,871)	11176.8%	(104,287,267)	(2,677,475)	(101,609,792)	3795.0%
Net income (loss) from discontinued operations, net of tax	(52,192)	453,706	(505,898)	-111.5%	(110,361)	14,564,872	(14,675,233)	-100.8%
Net income (loss)	$(103,422,727)	$(462,959)	$(102,959,768)	22239.5%	$(104,397,628)	$11,887,397	$(116,285,025)	-978.2%

For the Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

For the three months ended June 30, 2025, revenues declined 28.9% to $697,291 compared to $981,272 reported for the same three-month period in the prior year. The decrease is primarily due to the market conditions softening, changes in customer pricing structures and the loss of customers due primarily to evolving regulatory environments in certain foreign markets which affected our affiliate marketing segment, offset by new revenues of $28,534 generated through our ETH staking strategies which commenced on June 2, 2025.

Gross Profit

For the three months ended June 30, 2025, gross profit totaled $209,089, reflecting a 25.4% decrease from a gross profit of $280,130 for the three months ended June 30, 2024. Our gross profit margin rose to 30.0%  from 28.5% for the three months ended June 30, 2025 and 2024, respectively. These fluctuations represent changes in customer pricing structures during the three months ended June 30, 2025.

Digital and Crypto Assets

For the three months ended June 30, 2025, the Company recognized an impairment loss on LsETH digital intangible assets of $87,813,295 compared to $0 for the three months ended June 30, 2024. The Company recognized a gain on crypto assets of $(5,373,583) and recorded an unrealized loss on crypto assets of $2,437,026 for the three months ended June 30, 2025 as compared to $0, respectively for the same three-month period in the prior year. The increase was generated through our ETH staking strategies which commenced on June 2, 2025.

Total Operating Expenses

For the three months ended June 30, 2025, total selling, general and administrative expenses increased 57.1% to $2,333,167 from $1,484,680 reported for the same three-month period in the prior year. The increase was directly attributable to $16,379,368 asset manager fees of $377,841 which related to our ETH treasury management strategy, higher compensation costs and additional expense incurred to establish our ETH treasury management strategy.

Net Income (Loss) from Continuing Operations

Largely attributable to the impairment on digital intangible assets of LsETH of $87,813,295 and the stock-based compensation expense of $16,379,368 for warrants issued in conjunction with the advisory agreement with Consensys, loss from continuing operations increased -11176.8% to $(103,370,535) for the three months ended June 30, 2025, compared to a net loss from continuing operations of $(916,664) reported for the same three-month period in 2024.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended June 30, 2025, net loss from discontinued operations, net of tax decreased 111.5% to $(52,192), which compared to a net income from discontinued operations, net of tax of $453,706 for the three months ended June 30, 2025. The decrease to net loss in discontinued operations is due to a gain on the wind down of certain MTS business expenses which occurred in the second quarter of 2024.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the three months ended June 30, 2025 totaled $(103,422,727), declining 22239.5% when compared to net loss of $(462,959) reported for three months ended June 30, 2024.

For the Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

For the six months ended June 30, 2025, revenues declined 26.5% to $1,439,022 compared to $1,957,218 reported for the same six-month period in the prior year. The decrease is primarily due to market conditions softening in our Affiliate Marketing segment, which was driven by changes in customer pricing structures and the loss of customers caused by evolving regulatory environments in certain foreign markets. The decrease was offset by revenues of $28,534 generated from our ETH staking strategies which commenced on June 2, 2025.

Gross Profit

For the six months ended June 30, 2025, gross profit totaled $340,884, reflecting a 39.9% decrease from a gross profit of $567,342 for the six months ended June 30, 2024. Our gross profit margin declined to 23.7%  from 29.0% for the six months ended June 30, 2025 and 2024, respectively. The decline represents changes in customer pricing structures and government regulations that have unfavorably impacted gross margin in our Affiliate Marketing segment. Further, SharpLink has been impacted by higher casino payouts due to large winnings by players compared to the same six-month period for the period in the prior year. For the online casino business, as increasing payouts are made to winners, this has the impact of reducing gross profit.

Crypto Assets and Digital Intangible Assets

For the six months ended June 30, 2025, the Company recognized an impairment loss on LsETH digital intangible assets of $87,813,295 compared to $0 for the six months ended June 30, 2024. The Company recognized a gain on crypto assets of $(7,376,641) and recorded an unrealized loss on crypto assets of $2,437,026 for the six months ended June 30, 2025 as compared to $0, respectively for the same six-month period in the prior year.

Total Operating Expenses

For the six months ended June 30, 2025, total selling, general and administrative expenses decreased 1.9% to $3,390,506 from $3,456,755 reported for the same six-month period in the prior year. The slight decrease was attributable due to certain costs incurred from the sale of the SHGN and Sports Gaming Client Services business operations in the first quarter of 2024 and the Company’s redomestication in February 2024.

Net Income (Loss) from Continuing Operations

Largely attributable to the impairment on digital intangible assets of LsETH of $87,813,295 and the aforementioned stock based compensation expense for advisory warrants, net loss from continuing operations increased 3795.0% to $(104,287,267) for the six months ended June 30, 2025, compared to a net loss from continuing operations of $(2,677,475) reported for the same six month period in 2024.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the six months ended June 30, 2025, net loss from discontinued operations, net of tax decreased -100.8% to $(110,361), which compared to a net income from discontinued operations, net of tax of $14,564,872 for the six months ended June 30, 2025. The decrease to a net loss in discontinued operations is due to the gain on the sale of the SHGN and Sports Gaming Client Services business operations in the first quarter of 2024.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the six months ended June 30, 2025 totaled $(104,397,628), declining 978.2% when compared to net income of $11,887,397 reported for six months ended June 30, 2024.

Cash Flows

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

As of June 30, 2025, cash on hand was $5,071,744, a 253.0% increase when compared to cash on hand of $1,436,729 as of December 31, 2024. The increase was due to net proceeds from the ATM offering in effect during June 2025.

For the six months ended June 30, 2025, net cash used in operating activities from continuing operations totaled $(1,933,542) compared to net cash used in operating activities from continuing operations of $(3,952,960) in the prior year. Net cash used in operating activities from discontinued operations was $(204,931), which compared to net cash used in operating activities of $(17,002,007) from discontinued operations for the same six-month period in 2024. Overall, net cash used in operating activities was $(2,138,473) and $(20,954,967) for the six months ended June 30, 2025 and 2024, respectively. The change in the operating cashflows was largely attributable to the sale of the Company’s SHGN and Sports Gaming Client Services businesses in January 2024.

For the six months ended June 30, 2025, net cash used in the Company’s investing activities from continuing operations totaled $(406,319,197), an increase of 274119.7% when compared to cash provided by investing activities from continuing operations of $148,281 for the same six-month period in 2024. For the six months ended June 30, 2025 and 2024, net cash used in investing activities from discontinued operations was $- and $(18,857,834), respectively. The increase in net cash used in investing activities for the six months ended June 30, 2025 versus 2024 was due to the Company’s new ETH Treasury Management Strategy and the related purchases of $405,816,679 of ETH crypto assets. The decrease in total cash used in investing activities for discontinued operations is due to cash received from the sale of business in January 2024 of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

For the six months ended June 30, 2025, net cash generated by financing from continuing operations was $412,018,574 a 3439.5% increase when compared to net cash used by financing activities from continuing operations of $(12,337,694) for the same six-month period in 2024. Net cash generated by financing activities related to cash proceeds from the ATM offering of $130,217,148, and net capital raise on May 20, 2025 of $3,848,000 and net cash proceeds from the $425.0 million private placement offering of $281,707,589.  For the six months ended June 30, 2025 net cash used in financing activities from discontinued operations was $- compared to net cash used by financing activities of $(5,835,352) for the six months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2025, we had working capital of $8,119,867. For the three and six months ended June 30, 2025, we had a net loss from continuing operations of $(103,370,535) and $(104,287,267) compared to a net loss from continuing operations of $(916,664) and $(2,677,475) respectively, reported for the same three and six months in 2024.

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances, cash flow from operations, and proceeds from equity financing transactions, including pursuant to our at-the-market offering facility under the amended Second ATM Agreement with AGP.

On May 2, 2024, Company entered into an ATM Sales Agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“AGP” or the “Agent”) pursuant to which the Company may offer and sell, from time to time, through the Agent, as sales agent and/or principal, shares (“Common Stock”), having an aggregate offering price of up to $1,676,366, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the ATM Sales Agreement (the “Offering”). On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number shares of Common Stock having an aggregate offering price of up to $1,835,052.

On May 30, 2025, SharpLink entered into a second ATM Sales Agreement with the Agent relating to the sale of shares of our Common Stock from time to time, having an aggregate offering price of up to $1,000,000,000.

As of June 30, 2025, SharpLink raised total net proceeds of $126,045,108 from sales of Shares under our ATM Sales Agreements. The proceeds were used to further the Company’s ETH treasury reserve strategy as well as provide for working capital.

Under our Treasury Reserve Policy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire ETH, some of which are classified as indefinite-lived intangible assets. As of June 30, 2025 and December 31, 2024, we held approximately 24,704 and 0 ETH in crypto assets, respectively, all of which are unencumbered. As of June 30, 2025 and December 31, 2024, we held approximately 164,731 and 0 LsETH in digital intangible assets, respectively. As of August 10th we held approximately 598,800 ETH, all of which are unencumbered. As discussed further below, although we do not anticipate needing to use our ETH to meet our obligations in the next 12 months, we believe our substantial ETH holdings can serve as a source of liquidity, if necessary.

Short-Term and Long-Term Liquidity

Short-Term Liquidity -- Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next twelve months. We expect that our cash and cash equivalents as of June 30, 2025, together with cash and cash equivalents generated by our operations, may not be sufficient to satisfy these needs over the next months. However, we anticipate being able to use proceeds from equity or debt financings to meet these needs. Our ability to obtain equity and debt financing is subject to market conditions and other factors outside of our control, and we may not be able to obtain equity or debt financing in a timely manner, on favorable terms, or at all. Although we do not anticipate needing to use our ETH to meet our short-term liquidity needs, to the extent necessary, we would seek to use proceeds from the sale of our ETH to meet such needs. See “—Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity -- Beyond the next 12 months, our long-term cash needs are primarily for obligations related to working capital needs. We expect our cash and cash equivalents as of June 30, 2025, together with cash and cash equivalents generated by our operations, will not be sufficient to satisfy these needs. As a result, we would seek to satisfy these needs through various options that we expect to be available to us, such proceeds from equity or debt financings, or the sale of our ETH. See “—Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Availability of ETH for Liquidity -- We do not believe we will need to sell or engage in other transactions with respect to any of our ETH within the next 12 months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our ETH as part of treasury management operations, as noted above. The ETH market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the ETH market, we may not be able to sell our ETH at reasonable prices or at all. As a result, our ETH are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our ETH, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item 1A. Risk Factors” for additional information.

Off-Balance Sheet Arrangements

On June 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the six months ended June 30, 2025.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced disclosures surrounding income taxes, particularly related to rate reconciliation and income taxes paid information. In particular, on an annual basis, companies will be required to disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Companies will also be required to disclose, on an annual basis, the amount of income taxes paid, disaggregated by federal, state, and foreign taxes, and also disaggregated by individual jurisdictions above a quantitative threshold. The standard is effective for the Company for annual periods beginning January 1, 2025 on a prospective basis, with retrospective application permitted for all prior periods presented. The Company will adopt ASU 2023-09 for the annual period ending December 31, 2025 and is currently evaluating the impact of this guidance on its disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s Chief Executive Officer and the Company’s Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025 and concluded that the Company’s disclosure controls and procedures are effective. The term disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated, recorded, processed, summarized and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure to be reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, beginning with the implementation of our ETH treasury strategy, we implemented new internal controls surrounding the acquisition, safeguarding, custody, accounting and reporting of our digital assets. Other than these new controls over our digital assets, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three and six months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. June 30, 2025

The Company’s management has concluded its internal control over financial reporting was effective as of the end of the period covered by this report. The Company continues to monitor and assess its internal controls related to digital asset transactions and reporting, and will continue to evaluate the effectiveness of these controls as the business evolves. The Company’s management is committed to ensuring the effectiveness of its internal controls and compliance with applicable regulatory requirements.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of our business. Litigation is, however, subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any legal proceedings or claims that we believe would or could have, individually or in the aggregate, a material adverse effect on us. Regardless of final outcomes, however, any such proceedings or claims may nonetheless impose a significant burden on management and employees and may come with costly defense costs or unfavorable preliminary interim rulings.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described in this section may not be the only ones we face. Additional risks and uncertainties that are not currently known to us, or that we currently deem immaterial, may also impair our business operations or financial condition. If any of the risks described below or any such additional risks actually occur, our business, financial condition, results of operations and the market price of our securities could be materially adversely affected. In particular, because we have adopted a treasury strategy centered on acquiring and holding ETH, and a substantial portion of our assets are concentrated in ETH and related digital intangible asset holdings, our financial results and the market price of our securities are subject to significant volatility and may be adversely impacted by events affecting the price, perception, regulation, or technological underpinnings of ETH. The following risk factors highlight the material risks associated with our ETH strategy and related exposures.

The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

The introduction of a government-issued digital currency could eliminate or reduce the need or demand for private-sector issued crypto currencies, or significantly limit their utility. National governments around the world could introduce CBDCs, which could in turn limit the size of the market opportunity for cryptocurrencies, including ETH.

Absent federal regulations, there is a possibility that ETH may be classified as a “security.” Any classification of ETH as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Neither the SEC nor any other U.S. federal or state regulator has publicly stated whether they agree that ETH is a “security.” Despite the Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective, “protecting and promoting the ability of individual citizens and private sector entities alike to access and … to maintain self-custody of digital assets,” ETH has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that ETH is not a “security” within the meaning of the U.S. federal securities laws, and registration of the Company under The Investment Company Act of 1940, as amended (the “Investment Company Act”) is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that ETH is a “security” which would require us to register as an investment company under the Investment Company Act.

We have also adapted our process for analyzing the U.S. federal securities law status of ETH and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that ETH is not a “security” is premised, among other reasons, on our conclusion ETH does not meet the elements of the Howey test. Among the reasons for our conclusion that ETH is not a security is that holders of ETH do not have a reasonable expectation of profits from our efforts in respect of their holding of ETH . Also, ETH ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of ETH is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed ETH a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that ETH, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if Ether was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition and prospects.

If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the Investment Company Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the Investment Company Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the Investment Company Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the Investment Company Act.

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. With respect to Section 3(a)(1)(A), following the PIPE Offering, the proceeds of the PIPE Offering are expected to used to acquire ETH, which will result in our ownership or holding of ETH in excess of 40% of our total assets. Since we believe ETH is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the Investment Company Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the Investment Company Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

ETH and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the Investment Company Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the Investment Company Act, which would increase the percentage of securities held by us for Investment Company Act purposes. The SEC has requested information from a number of participants in the digital assets’ ecosystem, regarding the potential application of the Investment Company Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the Investment Company Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

ETH is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers running software following the Ethereum protocol. If the Ethereum network is disrupted or encounters any unanticipated difficulties, the value of Ethereum could be negatively impacted.

If the Ethereum network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Ethereum network may be disrupted, which in turn may prevent us from depositing or withdrawing ETH from our accounts with our custodian or otherwise effecting ETH transactions. Such disruptions could include, for example: the price volatility of ETH; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of ETH trading platforms due to fraud, failures, security breaches, or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Ethereum network.

In addition, although we do not currently intend to mine ETH, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

Our ETH treasury strategy exposes us to various risks, including risks associated with ETH.

Our ETH strategy exposes us to various risks, including the following:

ETH is a highly volatile asset. ETH is a highly volatile asset that has traded below $1,500 per ETH and above $4,000 per ETH on the Coinbase exchange (our principal market for ETH) in the 12 months preceding the date of this Quarterly Report on Form 10-Q. The trading price of ETH decreased following the launch of our ETH treasury strategy to the end of this quarter, and such declines may occur again in the future.

Our ETH holdings significantly impact our financial results and the market price of our listed securities. Our ETH holdings could significantly affect our financial results and if we continue to increase our overall holdings of ETH in the future, they will have an even greater impact on our financial results and the market price of our listed securities.

Our assets are concentrated in ETH. The vast majority of our assets are concentrated in our ETH holdings or receipt tokens (i.e., LsETH) from liquid staking of ETH. The concentration of our assets in ETH limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets. If there is a significant decrease in the price of ETH, we may experience a more pronounced impact on our financial condition than if we invested our cash in a more diverse portfolio of treasury assets.

We primarily purchase ETH using proceeds from equity financings. Our ability to achieve the growth objectives of our ETH strategy depends in significant part on our ability to continue raising capital to purchase ETH. If we are unable to obtain equity, equity-linked or debt financing on favorable terms or at all, we may not be able to successfully execute on our ETH strategy.

Our ETH strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold ETH and to stake such ETH to generate staking rewards. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe ETH has the potential to serve as a hedge against inflation in the long term, the short-term price of ETH declined in recent periods during which the inflation rate increased. If ETH prices were to decrease or our ETH strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

Our ETH staking activities could result in “slashing risks” and loss of staked ETH.  ETH staking exposes us to slashing risks, defined as a punitive mechanism built into the Ethereum network, designed to penalize validators and their delegators for misbehavior or failing to follow network rules, which could result in the loss of our staked ETH.

We are subject to provider and counterparty risks, including risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the ETH and LsETH we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodially-held ETH and LsETH is not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held ETH were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such ETH, or delaying or hindering our access to our ETH holdings or LsETH holdings, and this may ultimately result in the loss of the value related to some or all of such ETH and LsETH, which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of ETH. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our ETH or LsETH, nor have such events adversely impacted our access to our ETH or LsETH, they have, in the short-term, likely negatively impacted the adoption rate and use of ETH. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of ETH, limit the availability to us of financing collateralized by ETH, or create or expose additional counterparty risks.

Changes in the accounting treatment of our ETH holdings or LsETH holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our ETH holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ETH in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ETH holdings. Due in particular to the volatility in the price of ETH, we expect the measurement at fair value to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our ETH on our balance sheet. ASU 2023-08 could also have adverse tax consequences. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, our LsETH holdings as of June 30, 2025 are accounted for as digital intangible assets within the scope of ASC 350-30 at cost-less-impairment. Significant declines in the price of LsETH may result in material impairment within our financial results.

ETH is a highly volatile asset, and fluctuations in the price of ETH are likely to influence our financial results and the market price of our listed securities.

ETH is a highly volatile asset, and fluctuations in the price of ETH are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of ETH decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in ETH, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of ETH by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of ETH associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for ETH or spot ETH exchange-traded products (“ETPs”);

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, ETH or the broader digital assets industry, for example, (i) public perception that ETH can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the ETH ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of ETH and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in ETH related processes, and (v) changes in government regulations;

●	changes in consumer preferences and the perceived value or prospects of ETH;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for ETH purchase and sale transactions to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of ETH or adversely affect investor confidence in digital assets generally;

●	developments relating to the ETH protocol that may impact (i) its security, speed, scalability, usability, or value, (b) failures to upgrade the protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the ETH protocol that introduce software bugs, security risks or other elements that adversely affect ETH;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for ETH;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of ETH, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	reductions in staking rewards of ETH, or increases in the costs associated with ETH staking, including increases in electricity costs and hardware and software used in staking, or new or enhanced regulation or taxation of ETH staking, which could further increase the costs associated with ETH staking, any of which may cause a decline in support for the Ethereum protocol;

●	transaction congestion and fees associated with processing transactions of ETH or lengthened periods to exit ETH staking or other delays to unstaking or withdrawing ETH from staking protocols;

●	ETH staking exposes us to slashing risks, defined as a punitive mechanism built into the Ethereum network, designed to penalize validators and their delegators for misbehavior or failing to follow network rules, which could result in the loss of our staked ETH;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;

●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East; and

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the ETH blockchain becoming insecure or ineffective

A “fork” in the Ethereum protocol could adversely affect the value of the Company’s shares.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks.

Forks in the Ethereum protocol may lead to disruptions, security risks or declines in ETH value. A “fork” occurs when a change to the Ethereum network’s source code creates two incompatible versions of the blockchain, resulting in separate networks. Forks may be planned (e.g., upgrades to the Ethereum protocol like the Merge or Dencun) or unplanned (e.g., due to software bugs or validator disagreement). Planned forks are designed to improve performance or introduce new features, but they may introduce bugs, security vulnerabilities, or unexpected economic consequences. Unplanned forks can arise from client software inconsistencies or protocol failures, causing network instability or fragmentation. In either case, forks may result in operational outages, user confusion, replay attacks and reduced validator participation, all of which could undermine confidence in the Ethereum network and adversely affect the price of ETH. Our ETH holdings, staking activities and related treasury strategy could be materially negatively impacted in the event of such a fork.

The concentration of our ETH holdings enhances the risks inherent in our ETH treasury strategy.

While ETH concentration is monitored as the total number of ETH units (including native-staked and liquid-staked ETH) held by us divided by 1,000 assumed diluted shares outstanding and is used to evaluate our capital allocation strategy and digital asset leverage on a per-share basis, significant swings in the price of ETH may lead to increased risks in our ETH strategy.

ETH and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty.

ETH and other digital assets are relatively novel and are subject to significant uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of ETH or the ability of individuals or institutions such as us to own or transfer ETH.

The U.S. federal government, states, regulatory agencies and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of ETH or the ability of individuals or institutions such as us to own or transfer ETH.

It is not possible to predict whether, or when, new laws will be enacted that change the legal framework governing digital assets or provide additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional laws or authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new laws or regulations, or changes to existing laws or regulations, might impact the value of digital assets generally and ETH specifically. The consequences of any new law or regulation relating to digital assets and digital asset activities could adversely affect the market price of ETH, as well as our ability to hold or transact in ETH, and in turn adversely affect the market price of our listed securities.

Moreover, the risks of engaging in an ETH strategy are relatively novel and have created and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

The growth of the digital assets industry in general, and the use and acceptance of ETH in particular, may also impact the price of ETH and is subject to a high degree of uncertainty. The pace of worldwide growth in the adoption and use of ETH may depend, for instance, on public familiarity with digital assets, ease of buying, accessing or gaining exposure to ETH, institutional demand for ETH as an investment asset, the participation of traditional financial institutions in the digital assets industry, consumer demand for ETH as a store of value or means of payment, and the availability and popularity of alternatives to ETH. Even if growth in ETH adoption occurs in the near or medium-term, there is no assurance that ETH usage will continue to grow over the long-term.

Because ETH has no physical existence beyond the record of transactions on the Ethereum blockchain, a variety of technical factors related to the Ethereum blockchain could also impact the price of ETH. For example, malicious attacks, inadequate staking fees to incentivize validating of ETH transactions, and advances in digital computing, algebraic geometry, and quantum computing could undercut the integrity of the Ethereum blockchain and negatively affect the price of ETH. The liquidity of ETH may also be reduced and damage to the public perception of ETH may occur if financial institutions were to deny or limit banking services to businesses that hold ETH, provide ETH-related services or accept ETH as payment, which could also decrease the price of ETH.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our ETH holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of ETH.

The price of ETH has historically been subject to dramatic price fluctuations and is highly volatile.

Due in part to the volatility of ETH, we incurred $87.7 million of cumulative impairment on our LsETH holdings (a receipt token from ETH liquid staking) through June 30, 2025, which losses were reflected in the financial statements for the respective period in which the losses were incurred.

Because we intend to purchase additional ETH in future periods and increase our overall holdings of ETH, we expect that the proportion of our total assets represented by our ETH holdings will increase in the future. As a result, and in particular due to our adoption of ASU 2023-08, volatility in our earnings may be significantly more than what we experienced in prior periods.

The availability of spot ETPs for ETH and other digital assets may adversely affect the market price of our listed securities.

Although ETH and other digital assets have experienced a surge of investor attention since ETH was invented in 2015, until recently investors in the United States had limited means to gain direct exposure to ETH through traditional investment channels, and instead generally were only able to hold ETH through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold ETH directly, as well as the potential reluctance of financial planners and advisers to recommend direct ETH holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to ETH through investment vehicles that hold ETH and issue shares representing fractional undivided interests in their underlying ETH holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to ETH.

Although we are an operating company, and we believe we offer a different value proposition than a ETH investment vehicle such as a spot ETH ETP, investors may nevertheless view our common stock as an alternative to an investment in an ETP, and choose to purchase shares of a spot ETP instead of our common stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to ETH that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours.

As a result of the foregoing factors, availability of spot ETPs for ETH and other digital assets could have a material adverse effect on the market price of our listed securities.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of ETH and adversely affect our business.

As a result of our ETH strategy, our assets are concentrated in our ETH holdings. Accordingly, the emergence or growth of digital assets other than ETH may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. Additionally, the Ethereum network has completed multiple major upgrades since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in other alternative digital assets are perceived as superior to the Ethereum network, those digital assets could gain market share relative to ETH.

Other alternative digital assets that compete with ETH in certain ways include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to ETH and other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, ETH and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of ETH to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Our ETH holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the ETH market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our ETH at favorable prices or at all. For example, a number of ETH trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for ETH) has, to date, not done so. As a result, our ETH holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, ETH we hold with our custodians do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered ETH or otherwise generate funds using our ETH holdings, including in particular during times of market instability or when the price of ETH has declined significantly. If we are unable to sell our ETH, enter into additional capital raising transactions, including capital raising transactions using ETH as collateral, or otherwise generate funds using our ETH holdings, or if we are forced to sell our ETH at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our ETH, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our ETH and our financial condition and results of operations could be materially adversely affected.

Substantially all of the ETH and LsETH we own is held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our ETH. ETH and other blockchain-based cryptocurrencies and the entities that provide services to participants in the ETH ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our ETH in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our ETH;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader blockchain ecosystem or in the use of the Ethereum network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to ETH, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine and Israel-Hamas conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the ETH industry, including third-party services on which we rely, could materially and adversely affect our business.

We face risks relating to the custody of our ETH, including the loss or destruction of private keys required to access our ETH and cyberattacks or other data loss relating to our ETH.

We hold our ETH with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our ETH among our custodians, and our ETH holdings may be concentrated with a single custodian from time to time. In light of the significant amount of ETH we hold, we will seek to engage additional custodians to achieve a greater degree of diversification in the custody of our ETH as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our ETH, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our ETH, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

ETH is controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the ETH is held. While the ETH blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the ETH held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the ETH held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. ETH, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

As of the date of this filing, the insurance that covers losses of our Ether holdings may cover none or only a small fraction of the value of the entirety of our Ether holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our Ether. Moreover, our use of custodians exposes us to the risk that the Ether our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such Ether. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our Ether. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our Ether. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of Ether or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our ETH treasury strategy, the manner in which our ETH is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ETH holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding ETH.

Due to the unregulated nature and lack of transparency surrounding the operations of many ETH trading venues, ETH trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in ETH trading venues and adversely affect the value of our ETH.

ETH trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many ETH trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in ETH trading venues, including prominent exchanges that handle a significant volume of ETH trading and/or are subject to regulatory oversight, in the event one or more ETH trading venues cease or pause for a prolonged period the trading of ETH or other digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems.

Our ETH strategy exposes us to risk of non-performance by providers and counterparties.

Our ETH strategy exposes us to the risk of non-performance by providers and counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a provider or counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of ETH, a loss of the opportunity to generate funds, or other losses.

Our primary provider risk with respect to our ETH is custodian performance obligations under the various custody arrangements we have entered into. In particular, SharpLink is reliant on our custodial relationships and agreements with Anchorage Digital Bank N.A. and its affiliates, as well as Coinbase Inc. and its affiliates. Any failures of our custodians to perform could have an impact on our business, prospects, financial condition and operating results.  In addition, in the event of a termination of one or more of our custody agreements, the Company would be required to contract with an alternative custodian at terms and conditions that may not be as favorable as our current custody agreements.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the perceived and actual counterparty and provider risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our ETH, nor have such events adversely impacted our access to our ETH, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held ETH and LsETH will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our ETH holdings, we would become subject to additional counterparty risks. Any significant non-performance by providers and counterparties, including in particular the custodians with which we custody substantially all of our ETH, could have a material adverse effect on our business, prospects, financial condition and operating results.

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors and Co-Chief Executive Officers, our business, operating results, and financial condition could be materially adversely affected.

Our future success depends on our continuing ability to attract and retain highly skilled personnel.  Competition for employees is intense. We may not be able to retain our current key employees or attract, train, and retain other highly skilled personnel in the future. Competition for qualified employees in the technology industry has historically been high. Our future success also depends in large part on the continued service of Joseph Lubin, our Chairman of the Board of Directors, Rob Phythian and Joseph Chalom as Co-Chief Executive Officers of the Company, and Robert DeLucia, Chief Financial Officer of the Company. If we lose the services of Messrs. Lubin, Phythian, Chalom or DeLucia, or if we are unable to attract, train and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely affected.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6.	EXHIBITS

Exhibit No.	Description
1.1	Placement Agency Agreement, dated May 20, 2025, by and between the Company and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on May 20, 2025)
3.1	Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)
3.2	Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.3	Certificate of Designation of the Series A-1 Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.4	Certificate of Designation of the Series B Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2025)
3.6	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2025)
3.7	Bylaws of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 20, 2025)
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 30, 2025)
4.3	Form of Strategic Advisor Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on May 30, 2025)
4.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on May 30, 2025)
10.1	Exchange Agreement between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated April 2, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 3, 2025)
10.2	Prefunded Common Stock Purchase Warrant between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated April 2, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 3, 2025)
10.3	Form of Securities Purchase Agreement, dated May 20, 2025, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 20, 2025)
10.4	Form of Securities Purchase Agreement, dated as of May 26, 2025, between SharpLink Gaming, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 30, 2025)
10.5	Placement Agency Agreement, dated May 26, 2025, between SharpLink Gaming, Inc. and A.G.P/Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 30, 2025)
10.6	Form of Registration Rights Agreement, dated as of May 26, 2025, between SharpLink Gaming, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 30, 2025)
10.7^	Form of Asset Management Agreement, dated May 30, 2025, between SharpLink Gaming, Inc. and an Asset Manager (as defined therein) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 30, 2025)
10.8^	Form of Asset Management Agreement, dated May 30, 2025, between SharpLink Gaming, Inc. and an Asset Manager (as defined therein) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 30, 2025)
10.9	Strategic Advisor Agreement, dated May 30, 2025, between SharpLink Gaming, Inc. and Consensys Software Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 30, 2025)
10.10**	ETH Sale and Purchase Agreement, dated July 7, 2025, between SharpLink Gaming, Inc. and Ethereum Foundation.
10.11	Form of Letter Agreement for Strategic Advisor Warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2025)
10.12	Form of Letter Agreement for Placement Agent Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2025)
10.13	Form of Letter Agreement with Consensys Software Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 11, 2025)
10.14	Form of Letter Agreement with Joseph Lubin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 11, 2025)
10.15	Amendment to the ATM Sales Agreement dated July 17, 2025 by and between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2025)
10.16	Master Forward Confirmation Letter Agreement, dated July 17, 2025 by and between Sharplink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 17, 2025)
10.17	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2025)
10.18	Form of Securities Purchase Agreement, dated August 6, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025)
10.19	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 8, 2025)
10.2	Form of Securities Purchase Agreement, dated August 10, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2025)
10.21	Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2025)
10.22+	Employment Agreement by and between SharpLink Gaming, Inc. and Bob DeLucia dated July 25, 2025
10.23+	Employment Agreement by and between SharpLink Gaming, Inc. and Joseph Chalom dated July 25, 2025
10.24+	Employment Agreement by and between SharpLink Gaming, Inc. and Rob Phythian dated July 25, 2025
10.25**	Director Compensation Program
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial officer
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

^ Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to SharpLink Gaming, Inc. if publicly disclosed.

+   Indicates management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SharpLink Gaming, Inc.

Dated: August 14, 2025	By:	/s/ Rob Phythian
Rob Phythian
Chief Executive Officer

Dated: August 14, 2025	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

