Form 10-Q
period 2025-09-30
SharpLink Gaming, Inc.
filed 2025-11-12
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of November 12, 2025, there were 196,693,191 shares of Common Stock issued and outstanding.

PART I.	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS:	3

	Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024	3

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)	4

	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30 2025 and 2024 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II.	OTHER INFORMATION	40

ITEM 1.	LEGAL PROCEEDINGS	40

ITEM 1A.	RISK FACTORS	40

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	57

ITEM 4.	MINE SAFETY DISCLOSURES	57

ITEM 5.	OTHER INFORMATION	57

ITEM 6.	EXHIBITS	57

SIGNATURES		60

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current Assets
Cash	$11,128,231	$1,436,729
USDC stablecoin	26,707,482	-
Accounts receivable, net of allowance for credit losses of $0	338,984	264,831
Other receivables	-	272,813
Prepaid expenses and other current assets	1,484,887	310,180
Due from RSports Interactive, Inc.	-	307
Current assets from discontinued operations	344,227	269,788
Total current assets	40,003,811	2,554,648

Crypto assets at fair value	2,409,797,249	-
Crypto assets at cost	622,655,639	-
Investment, cost	500,000	-
Equipment, net	7,860	3,359
Intangible assets, net	9,469	13,162
Total assets	$3,072,974,028	$2,571,169

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$4,503,147	$478,280
Accounts payable and accrued expenses - related party	68,099	-
Current liabilities from discontinued operations	1,020	10,020
Total current liabilities	4,572,266	488,300

Total liabilities	4,572,266	488,300

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 0 and 601; liquidation preference: $116,997	-	1
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 0 and 1,040; liquidation preference: $529,122	-	1
Common stock, $0.0001 par value; authorized shares 2,500,000,000 and 100,000,000; issued 194,131,641 and 407,295, respectively; outstanding shares: 192,193,183 and 407,287, respectively	19,414	41
Treasury stock, 1,938,458 and 8 shares, respectively, of common stock at cost	(31,721,488)	(29,000)
Additional paid-in capital	3,178,040,218	79,920,785
Accumulated deficit	(77,936,382)	(77,808,959)
Total stockholders’ equity	3,068,401,762	2,082,869
Total liabilities and stockholders’ equity	$3,072,974,028	$2,571,169

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from staking	$10,273,809	$-	$10,302,343	$-
Revenue from affiliate marketing	569,758	881,690	1,980,246	2,838,908
Revenues and gains from operations	10,843,567	881,690	12,282,589	2,838,908

Other operating income
Realized gain on crypto assets at fair value, net	6,307,776	-	11,681,359	-
Unrealized gain on crypto assets at fair value, net	107,326,140	-	104,889,114	-
Total operating income	113,633,916	-	116,570,473	-

Operating expenses
Cost of revenues from affiliate marketing	430,569	709,045	1,528,707	2,098,921
Selling, general, and administrative expenses	12,045,432	970,080	15,435,938	4,426,835
Stock-based compensation, related party	130,620	-	16,509,988	-
Impairment of crypto assets at cost	6,950,189	-	94,763,484	-
Total operating expenses	19,556,810	1,679,125	128,238,117	6,525,756

Operating income (loss)	104,920,673	(797,435)	614,945	(3,686,848)

Other income and expense
Interest income	118,948	16,178	167,815	48,206
Interest expense	-	-	-	(324,518)
Other income (expense)	-	-	(312)	297,387
Change in fair value of convertible debenture and warrant liabilities	-	-	-	255,819
Total other income	118,948	16,178	167,503	276,894

Net income (loss) before income taxes	105,039,621	(781,257)	782,448	(3,409,954)
Income tax expense	(792,346)	(6,735)	(822,440)	(55,513)
Net income (loss) from continuing operations	104,247,275	(787,992)	(39,992)	(3,465,467)
Net income (loss) from discontinued operations, net of tax	22,930	(97,139)	(87,431)	14,467,733
Net income (loss)	$104,270,205	$(885,131)	$(127,423)	$11,002,266

Numerator for basic and diluted net income (loss) per share:
Net income (loss) from continuing operations	$104,247,275	$(787,992)	$(39,992)	$(3,510,086)
Net income (loss) from discontinued operations	22,930	(97,139)	(87,431)	14,467,733
Net income (loss)	104,270,205	(885,131)	(127,423)	10,957,647

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	149,056,400	292,528	63,214,826	278,213
Diluted weighted average shares for continuing and discontinued operations	167,172,597	292,528	81,331,023	338,530
Net earnings (loss) per share:
Net income (loss) from continuing operations per share - basic	$0.70	$(2.69)	$-	$(12.62)
Net income (loss) from discontinued operations per share – basic	$-	$(0.33)	-	52.00
Net income (loss) per share - basic	$0.70	$(3.02)	$-	$39.38
Net income (loss) from continuing operations per share - diluted	$0.62	$(2.69)	$-	$(12.62)
Net income (loss) from discontinued operations per share – diluted	$-	$(0.33)	-	42.74
Net income (loss) per share - diluted	$0.62	$(3.02)	$-	$30.12

See accompanying notes to these condensed consolidated financial statements

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE three and nine months ended September 30, 2025 and 2024

(UNAUDITED)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity

Balance, December 31, 2023	601	$120	1,040	$208	238,645	$47,729	$78,438,630	(8)	$(29,000)	$(87,857,456)	(9,399,769)
Net loss	-	-	-	-	-	-	-	-	-	12,350,356	12,350,356
Domestication equity adjustment - Note 1	-	(119)	-	(207)	-	(47,704)	48,030	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	42,152	-	-	-	42,152
Shares issued for vested restricted stock	-	-	-	-	6,250	-	108,000	-	-	-	108,000
Issuance of common stock for exercise of warrants	-	-	-	-	22,222	2	159,998	-	-	-	160,000
Warrant settlement agreement - Note 8	-	-	-	-	-	-	(900,000)	-	-	-	(900,000)
Issuance of common stock for exchange of warrants - Note 8	-	-	-	-	13,017	1	210,893	-	-	(6,503)	204,391
Warrant exchange agreement - deemed dividend - Note 8	-	-	-	-	-	-	44,619	-	-	(44,619)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 8	-	-	-	-	-	-	287,150	-	-	-	287,150
Balance at March 31, 2024	601	$1	1,040	$1	280,134	$28	$78,439,472	(8)	$(29,000)	$(75,558,222)	$2,852,280
Net loss	-	-	-	-	-	-	-	-	-	(462,959)	(462,959)
Stock-based compensation expense	-	-	-	-	-	-	43,052	-	-	-	43,052
Shares issued for vested restricted stock	-	-	-	-	6,250	-	104,800	-	-	-	104,800
Shares sold for cash	-	-	-	-	5,934	1	71,349	-	-	-	71,350
Warrant exchange amendment - Note 8	-	-	-	-	-	-	152,386	-	-	-	152,386
Balance at June 30, 2024	601	$1	1,040	$1	292,318	$29	$78,811,059	(8)	$(29,000)	$(76,021,181)	$2,760,909
Net loss	-	-	-	-	-	-	-	-	-	(885,131)	(885,131)
Stock-based compensation expense	-	-	-	-	-	-	39,559	-	-	-	39,559
Shares issued for vested restricted stock	-	-	-	-	6,250	-	104,800	-	-	-	104,800
Issuance of common stock for exercise of warrants	-	-	-	-	213	-	-	-	-	-	-
Balance at September 30, 2024	601	$1	1,040	$1	298,781	$29	$78,955,418	(8)	$(29,000)	$(76,906,312)	$2,020,137

Balance at December 31, 2024	601	$1	1,040	$1	407,295	$41	$79,920,785	(8)	$(29,000)	$(77,808,959)	$2,082,869
Net loss	-	-	-	-	-	-	-	-	-	(974,901)	(974,901)
Stock-based compensation expense	-	-	-	-	-	-	69,460	-	-	-	69,460
Issuance of common stock from exercise of warrants	-	-	-	-	25,000	3	-	-	-	-	3
Issuance of common stock sold in at-the-market offering	-	-	-	-	142,960	14	907,171	-	-	-	907,185
Balance at March 31, 2025	601	$1	1,040	$1	575,255	$58	$80,897,416	(8)	$(29,000)	$(78,783,860)	$2,084,616
Net loss	-	-	-	-	-	-	-	-	-	(103,422,727)	(103,422,727)
Stock-based compensation expense	-	-	-	-	-	-	16,676,944	-	-	-	16,676,944
Shares issued for vested restricted stock	-	-	-	-	37,502	4	(4)	-	-	-	-
Issuance of common stock for exchange agreement	(601)	(1)	(1,040)	(1)	38,683	4	2	-	-	-	4
Issuance of common stock for exercise of warrants	-	-	-	-	69,842	7	-	-	-	-	7
Issuance of common stock sold in private placement May 20, 2025	-	-	-	-	34,000	3	3,847,997	-	-	-	3,848,000
Issuance of common stock sold in a private placement May 26, 2025	-	-	-	-	58,704,673	5,871	404,618,078	-	-	-	404,623,949
Issuance of common stock sold in at-the-market offering	-	-	-	-	6,694,837	670	128,707,887	-	-	-	128,708,557
Balance at June 30, 2025	-	$-	-	$-	66,154,792	$6,617	$634,748,320	(8)	$(29,000)	$(182,206,587)	$452,519,350
Net income	-	-	-	-	-	-	-	-	-	104,270,205	104,270,205
Stock-based compensation expense	-	-	-	-	-	-	3,352,521	-	-	-	3,352,521
Shares issued for vested restricted stock	-	-	-	-	99,162	10	(10)	-	-	-	-
Issuance of common stock sold in private placement August 8, 2025	-	-	-	-	10,256,411	1,025	189,835,490	-	-	-	189,836,515
Issuance of common stock sold in a private placement August 12, 2025	-	-	-	-	18,382,353	1,838	389,583,778	-	-	-	389,585,616
Issuance of common stock sold in at-the-market offering	-	-	-	-	99,238,923	9,924	1,960,520,119	-	-	-	1,960,530,043
Stock repurchased (treasury stock)	-	-	-	-	-	-	-	(1,938,450)	(31,692,488)	-	(31,692,488)
Balance at September 30, 2025	-	$-	-	$-	194,131,641	$19,414	$3,178,040,218	(1,938,458)	$(31,721,488)	$(77,936,382)	$3,068,401,762

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Includes cash flow activities from both continuing and discontinued operations	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(127,423)	11,002,266
Net income (loss) from discontinued operations, net of tax	(87,431)	14,467,733
Net loss from continuing operations	$(39,992)	$(3,465,467)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,161	9,592
Amortization of debt discount	-	71,781
Change in fair value of convertible debenture and warrant liabilities	-	(255,819)
Deferred tax expense	-	(7,155)
Stock-based compensation expense	3,588,937	112,721
Stock-based compensation expense, related party	16,509,988	-
Impairment on crypto assets at cost	94,763,484	-
Unrealized gain on crypto assets at fair value, net	(104,889,114)	-
Realized gain on crypto assets at fair value, net	(11,681,359)	-
Crypto rewards on native staking, net	(10,302,343)	-
Loss on disposal of equipment	312	-
Changes in assets and liabilities
Accounts receivable	(194,324)	(29,958)
Due from Rsports Interactive, Inc.	307	(16,710)
Prepaid expenses and other current assets	(38,770)	195,957
Accounts payable and accrued expenses	4,024,871	(1,048,944)
Accounts payable and accrued expenses - related party	68,099	-
Net cash used in operating activities – continuing operations	(8,183,743)	(4,434,002)
Net cash used in operating activities - discontinued operations	(225,981)	(17,112,182)
Net cash used in operating activities	(8,409,724)	(21,546,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(7,282)	(1,719)
Investment in Armchair Enterprises, Inc.	(500,000)	-
Crypto assets purchased	(2,539,611,653)	-
USDC stablecoin purchased	(445,096,653)	-
USDC stablecoin redemptions	80,693,796
Proceeds from sale of intellectual property	-	150,000
Net cash provided by (used in) investing activities – continuing operations	(2,904,521,792)	148,281
Net cash used in investing activities - discontinued operations	-	(18,857,834)
Net cash used for investing activities	(2,904,521,792)	(18,709,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	-	(4,148,571)
Gross proceeds from sale of common stock	2,147,072,919	71,356
Issuance costs paid related to sale of common stock	(56,654,131)	-
Issuance of common stock from exchange agreement	4	-
Issuance of common stock from exercise of warrants	10	-
Gross proceeds from shares sold in capital raise	4,500,000	-
Issuance costs related to shares sold in capital raise	(652,000)	-
Gross proceeds from private placement	902,086,156	-
Issuance costs paid related to private placements	(40,956,626)	-
Repurchases of common stock (treasury cost)	(31,692,488)	-
Deferred financing costs	(1,135,937)
Proceeds from line of credit	-	550,000
Repayment of line of credit	-	(6,900,000)
Principal payments on long-term debt	-	(2,070,479)
Proceeds from exercise of warrants	-	160,000
Net cash generated by (used in) financing activities – continuing operations	2,922,567,907	(12,337,694)
Net cash used in financing activities - discontinued operations	-	(5,835,352)
Net cash generated by (used in) financing activities	2,922,567,907	(18,173,046)

Net change in cash	9,636,391	(58,428,783)

Cash and restricted cash, beginning of period including discontinued operations	1,541,856	60,441,130
Cash and restricted cash, end of period including discontinued operations	11,178,247	2,012,347
Less cash from discontinued operations	(50,016)	(162,141)
Cash, end of period	$11,128,231	$1,850,206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	485,531
Cash paid for taxes	140,814	504,755

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Crypto assets received as equity contributions	$123,397,477	$-
Crypto assets staked on liquid staking protocol	(718,382,803)	-
Receipt of crypto assets at fair value	717,419,123
Crypto assets purchased with USDC stablecoin	(337,884,920)	-
Placement agent warrants	12,864,153	-
Settlement agreement, liability issued for warrants	-	(900,000)
Issuance of common stock in exchange of warrants	4	210,879
Issuance of common stock for vested restricted stock	2,507,974	317,600
USDC stablecoin rewards	138,767	-
Deemed dividend	-	44,619
Warrant exchange agreement, issuance of pre-funded warrants	-	287,150
Warrant exchange amendment, revalue of strike price and removal of repurchase requirement	-	152,386

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK GAMING, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

three and nine months ended September 30, 2025 and 2024

Note 1 – Organization

Background and Nature of Business

Headquartered in Minneapolis, SharpLink Gaming, Inc. (the “Company” of “Sharplink”), a Delaware corporation, undertook a significant strategic shift in June 2025 by adopting Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company uses proceeds from financings to accumulate ETH, which is then deployed in staking to generate rewards. Staking rewards earned from staking are also staked to generate additional rewards. See Note 3 – Digital Asset Holdings. The Company also operates an online affiliate marketing company that delivers unique fan activation solutions to its sportsbook and online casino gaming partners. The Company’s ETH Treasury Management strategy is now its predominant operational focus.

Since the launch of its ETH Treasury Management strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions, follow-on offerings, and at-the-market (“ATM”) sales. The Company has deployed the majority of the proceeds to acquire ETH. Additional details regarding these equity offerings are included in Note 9 – Equity.

Tokenization of Stock

On September 24, 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC with the intent to tokenize the Company’s common stock, par value $0.0001 per share (the “Common Stock”) on the Ethereum blockchain. As of the date of this filing, the Company has not tokenized any of its common stock.

Reverse Stock Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s Common Stock, whereby the Company decreased the number of issued and outstanding Common Stock from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, SharpLink entered into a subscription agreement (“Subscription Agreement”) with U.K-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair. The investment was recorded at cost and will be measured at cost less impairment, adjusted for any observable price changes. There was no impairment as of September 30, 2025.

Domestication

On February 13, 2024, SharpLink Gaming Ltd. (“SharpLink Israel” and former parent company) completed its previously announced domestication merger (“Domestication Merger”), pursuant to the terms and conditions set forth in an Agreement and Plan of Merger (the “Domestication Merger Agreement”), dated June 14, 2023 and amended July 24, 2023, among SharpLink Gaming, Inc. (“SharpLink US”), SharpLink Israel, SharpLink Merger Sub Ltd., an Israeli company and a wholly owned subsidiary of subsidiary of SharpLink US (Domestication Merger Sub) . The Domestication Merger was achieved through a merger of Domestication Merger Sub Ltd. with and into SharpLink Israel, with SharpLink Israel surviving the merger and becoming a wholly owned subsidiary of SharpLink US. The Domestication Merger was approved by the shareholders of SharpLink Israel at an extraordinary special meeting of shareholders held on December 6, 2023. The Common Stock of SharpLink commenced trading on the Nasdaq Capital Market under the same ticker symbol, SBET, on February 14, 2024.

As a result of the Domestication Merger, all SharpLink Israel ordinary shares outstanding immediately prior to the Domestication Merger automatically converted, on a one-for-one basis, into the right to receive, and become exchangeable for, shares of SharpLink US Common Stock and all preferred shares, options and warrants of SharpLink Israel outstanding immediately prior to the Domestication Merger converted into or exchanged for equivalent securities of SharpLink US on a one-for-one basis.

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

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, SharpLink entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 600 shares of the Company’s Series A-1 Preferred Stock and 1,040 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of SharpLink’s Common Stock and 44,650 prefunded warrants to purchase shares of SharpLink’s Common Stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, SharpLink no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding. See Note 9 - Equity.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by SharpLink Gaming, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2025 and December 31, 2024, as well as its results of operations for the three and nine months ended September 30, 2025 and 2024. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2025 and Form 10-K/A filed with the SEC on March 17, 2025. There have been no significant changes in the Company’s accounting policies since December 31, 2024, except as discussed below in Note 3(d) - Crypto Assets and 3(e) Staking activities, related to the Company’s ETH Treasury Management Strategy.

During the three months ended September 30, 2025, the Company revised its presentation of the condensed consolidated statements of operations to align with its current view of operations. Specifically, other operating income now reflects to Company’s ETH Treasury Management results, including realized gains and losses on crypto assets at fair value and unrealized gains and losses on changes in the fair value of crypto assets held. In addition, cost of revenue from affiliate marketing has been reclassified into operating expenses.

(b) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of SharpLink and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

(c) Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency translation adjustments, which arise from the remeasurement of foreign-denominated monetary assets and liabilities, are typically recorded in Other Comprehensive Income (“OCI”) in accordance with U.S. GAAP, however, the Company does not have material operations in a foreign currency which require translation into U.S dollars. Foreign currency transaction gains and losses resulting from remeasurement are recognized in selling, general and administrative expenses within the condensed consolidated statements of operations.

(d) Crypto Assets

The Company’s crypto assets primarily consist of ETH, the native token of the Ethereum blockchain, and Liquid Staked Ether (“LsETH”), a token received when ETH is staked through a third-party liquid staking protocol. ETH and LsETH are presented separately on the Condensed Consolidated Balance Sheet under the captions “Crypto assets at fair value” and “Crypto assets at cost” respectively. The Company has ownership of and control over its crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s crypto assets, including both ETH and LsETH.

Crypto assets at fair value

Crypto assets acquired are initially recorded at cost, which represents the cash, cash equivalents, or other financial assets paid to acquire the asset, including transaction fees. Crypto assets received in exchange for goods or services, or in connection with the issuance of shares, are recognized at their fair value on the date received, which becomes their cost basis.

Crypto assets are subsequently measured in accordance with ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets, at fair value in the statement of financial position with unrealized gains and losses resulting from changes in fair value recognized in net income. The Company determines and records at each reporting period the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for ETH (Level 1 inputs). Changes in the fair value are recognized in net income within “Unrealized gain on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. The Company applies a first-in, first-out methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of crypto assets received in connection with the issuance of shares and deposits of ETH into a liquid staking protocol are presented as non-cash investing and financing activities.

Crypto assets at cost

Crypto assets at cost are recognized at fair value on the date received, which becomes their cost basis. Crypto assets at cost, such as LsETH, do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH represents a receipt token, which in general and by design, grants the holder an enforceable right to redeem ETH for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets at cost are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicates that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis. In determining if an impairment has occurred, the Company considers the lowest price of one LsETH quoted on the Coinbase exchange, at any time since acquiring the specific LsETH held by the Company. If the carrying value of a LsETH exceeds that lowest intraday price, an impairment loss has occurred with respect to that LsETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment of crypto assets at cost” in the Company’s condensed consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH will not be adjusted upward for any subsequent increase in fair value.

LsETH received in connection with staking of ETH into a liquid staking protocol are presented as non-cash investing activities.

(e) Staking activities

Beginning in June 2025, the Company began staking its ETH. To date, this has included both native staking and liquid staking. The Company initiated both native staking and liquid staking in June 2025, and intends for staking to become a primary yield generation strategy of the Company during the current fiscal year.

Native Staking

The Company participates in native staking exclusively as a delegator through third-party validators. The Company delegates ETH to validators, either directly or through third party asset managers, who operate nodes on the Ethereum network to validate transactions and add blocks to the blockchain. In return for delegating ETH to validators, the Company is entitled to a portion of the block rewards and transaction fees earned by the validators, in the form of ETH tokens, calculated approximately based on the Company’s proportion of the total ETH staked. When the Company stakes ETH natively, the ETH does not remain in the Company’s custodial wallet, but is instead deposited into Ethereum’s staking deposit smart contract, which is required for participation in ETH staking as a delegator. Native staked ETH are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those ETH). The withdrawal credentials in the smart contract are designated to the Company’s custodian, who, as described in Note 2(d), holds the Company’s ETH solely for the Company’s benefit and does not obtain control of the Company’s ETH via their custodial services. Native staked ETH are therefore not derecognized.

Rewards from native staking activities are recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The delegation of the Company's ETH to validators represents an output of the Company’s ordinary activities. In this case our performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of ETH, which is non-cash consideration, measured at the fair value of ETH as of contract inception based on the quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Ethereum network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Ethereum Network; it is the validators that control the service. Instead, the Company's service is one of providing the use of its ETH by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are deducted. Fees paid to third-party asset managers of approximately $3.5M and custodians of approximately $657,000 are recognized separately as operating expenses.

Liquid Staking

The Company also participates in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the receipt token. Instead of directly locking ETH into the Ethereum staking deposit contract, the Company deposits ETH through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH for deposit into the Ethereum’s staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH, the Company receives LsETH, a freely transferable ERC-20 liquid staking receipt token, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH remains staked. Upon staking ETH through the liquid staking protocol, the ETH is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the LsETH token received concurrently is then recognized. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH received; and included in “Realized gain on crypto assets, net” in the Company’s Condensed Consolidated Statements of Operations.

The liquid staking protocol uses a floating conversion rate, or protocol conversion rate, between the receipt token and staked tokens, reflecting the value of accrued network rewards, penalties, and fees associated with the staked ETH. The conversion rate between LsETH and ETH increases over time as staking rewards accrue to the protocol; no new LsETH are received. Staking rewards in the form of ETH are only received upon redemption of LsETH.

Because LsETH is accounted for under ASC 350-30 (see Note 2(d)), increases in LsETH fair value while the Company remains staked with the liquid staking protocols, are not recognized. Staking rewards are therefore recognized when the LsETH is redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked. Staking rewards will be included in other revenues in the Company’s Condensed Consolidated Statements of Operations. Gain or loss resulting from the difference between the carrying amount of the LsETH redeemed and the fair value of ETH received at redemption, other than staking rewards, will be included in operating income (expense) in the Company’s Condensed Consolidated Statements of Operations. No LsETH was redeemed or sold in the three and nine-month periods ended September 30, 2025.

(f) USDC stablecoin

USD stablecoin (“USDC”) is accounted for as a financial asset that can be redeemed on the basis of one USDC for one U.S. dollar on demand from the issuer. While not accounted for as cash or cash equivalents, the Company treats its USDC holdings as a liquidity resource. The USDC received rewards from Coinbase on USDC held with Coinbase, for which approximately $138,000 was recorded during the three months ended September 30, 2025, and netted against custodial fees in operating expenses in accordance with ASC 705-20 Accounting for Considerations Received from a Vendor. The Company's USDC are held with qualified third-party custodians who provide secure storage and safeguarding of the Company's USDC.  The Company's custodians do not obtain control over the Company's USDC; therefore we continue to recognize USDC as our own for accounting purposes.

(g) Affiliate Marketing Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. For the three and nine months ended September 30, 2025, the Company has recognized its revenue at a point in time for certain contracts and over time for other contracts. The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, and not to facilitate financing arrangements. The Company acts as an agent and records revenue net of commissions retained.

(h) Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for annual reporting periods beginning in fiscal 2027 and for interim reporting periods beginning in fiscal 2028 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its disclosures.

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

Note 3 – Digital Asset Holdings

Crypto Assets at fair value

The following table sets forth the units held, cost basis and fair value of crypto assets held, as shown on the condensed consolidated balance sheet as of September 30, 2025:

	Units	Cost Basis	Fair Value
Balance, September 30, 2025
ETH	580,841	$2,304,908,135	$2,409,797,249
Total	580,841	$2,304,908,135	$2,409,797,249

Fair value represents the quoted (unadjusted) prices on the Coinbase exchange as of midnight UTC on the measurement date.

As of December 31, 2024, the Company did not hold any crypto assets.

The following table represents a reconciliation of crypto assets held at fair value:

For the Three and Nine Months Ended September 30, 2025

Fair Value, December 31, 2024	$-
Fair Value, March 31, 2025	-
Additions	529,214,163
Deposits of ETH into liquid staking activities	(465,343,468)
Receipt and accrual of ETH from native staking activities	28,534
Unrealized loss	(2,437,026)
Fair Value, June 30, 2025	61,462,203
Additions	2,471,679,887
Deposits of ETH into liquid staking activities	(240,944,790)
Receipt and accrual of ETH from native staking activities	10,273,809
Unrealized gain	107,326,140
Fair Value, September 30, 2025	2,409,797,249

Crypto Assets at cost

The following table sets forth the cost basis, impairment amount, and carrying amount of crypto assets held at cost, as shown on the condensed consolidated balance sheet as of September 30, 2025:

	Units	Cost	Impairment	Net

LsETH	236,906	$717,419,123	$(94,763,484)	$622,655,639
Total	236,906	$717,419,123	$(94,763,484)	$622,655,639

For the nine months ended September 30, 2025, the Company recorded an impairment loss of $94.7 million related to the ETH Treasury Management segment, See Note 4 - Operating Segments, in the condensed consolidated statement of operations within “Impairment of crypto assets at cost”.

Note 4 – Operating Segments

The Company’s Co-Chief Executive Officers serve as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of its two different revenue sources. The ETH Treasury Management segment captures ETH-based yield generated by participating in the Ethereum network’s staking protocol which is currently comprised of rewards received from native staking. The Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators throughout the world.

As a result, the Company operates two reportable segments under ASC 280, Segment Reporting, ETH Treasury Management and Affiliate Marketing.

Total ETH Treasury Management net income from continuing operations before income taxes was $105.0 million and $0.7 million for the three and nine months ended September 30, 2025. Total Affiliate Marketing net income (loss) from continuing operations before income taxes was $(1,774) and $42,865 for the three and nine months ended September 30, 2025, respectively.

ETH Treasury Management

The CODM assesses financial performance based on consolidated revenue, operating profit and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for the ETH Treasury Management segment:

	ETH Treasury Management Segment

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Revenue from staking	$10,273,809	$10,302,343

Other operating income
Realized gain on crypto assets at fair value, net	6,307,776	11,681,359
Unrealized gain on crypto assets at fair value, net	107,326,140	104,889,114
Total operating income	113,633,916	116,570,473

Less:
Salaries and benefits	1,591,858	2,549,631
Contractors and consulting expense	377,713	535,136
Asset manager fees	3,145,826	3,523,667
Accounting and Legal expenses	1,795,081	2,535,304
Impairment of crypto assets at cost	6,950,189	94,763,484
Other segment expenses (1)	5,005,662	22,226,012

Segment net income from continuing operations before income taxes	$105,041,395	$739,583

(1)	- other segment items included in Segment net loss include: stock-based compensation - related party, bank fees, other income and expenses

These expenses represent the key cost components reviewed by the CODM in assessing the Company’s performance.

The CODM evaluates income generated from the Company’s assets using net income (loss) as a key metric. The CODM utilizes this measure to assess return on assets when making strategic decisions, including whether to reinvest profits into the affiliate marketing platform or ETH Treasury Management business, enhance technology and data analytics capabilities, or expand partnerships with advertisers and publishers.

Affiliate Marketing

The Company’s Affiliate Marketing operations include performance marketing services, lead generation and data analytics. The Company focuses on delivering quality traffic and player acquisitions, retention and conversions to global casino gaming partners worldwide in exchange for a commission (cost per acquisition or portion of net gaming revenues) paid to the Company by the partners for the new players referred to them. The CODM assesses financial performance based on revenue, operating profit and key operating expenses as detailed below.

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for the Affiliated Marketing Segment:

	Affiliate Marketing Segment		Affiliate Marketing Segment
	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Revenue	$569,758	$881,690	$1,980,246	$2,838,908

Less:
Cost of revenues	430,569	709,045	1,528,707	2,098,921
Salaries and benefits	102,444	249,908	307,442	958,706
Contractors and consulting expense	5,700	58,599	17,100	197,229
Marketing expense	15,935	44,968	56,071	181,228
Other segment expenses (1)	16,885	600,427	28,062	2,812,778
Segment net income (loss) from continuing operations before income taxes	$(1,774)	$(781,257)	$42,865	$(3,409,954)

(1)	- other segment items included in Segment net loss include: professional fees, insurance, general and administrative expenses, depreciation and amortization, foreign currency exchange gains and losses, other income and interest expense.

 The following table provides reconciliation to consolidated net income (loss) from continuing operations before income taxes:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
ETH Treasury Management segment net income from continuing operations before income taxes	$105,041,395	$-	$739,583	$-
Affiliate Marketing segment net income (loss) from continuing operations before income taxes	(1,774)	(781,257)	42,865	(3,409,954)
Consolidated net income (loss) before income taxes	$105,039,621	$(781,257)	$782,448	$(3,409,954)

Revenue by Geographic Location

Summarized revenues by country in which the Company operated for the three and nine months ended September 30, 2025 and 2024 are shown below. All ETH Treasury Management revenue occurred within the United States.

For the Three Months Ended September 30, 2025:

United States	$10,369,432
Rest of the World	$474,135
Revenue	$10,843,567

For the Nine Months Ended September 30, 2025:

United States	$10,777,864
Rest of the World	$1,504,725
Revenue	$12,282,589

For the Three Months Ended September 30, 2024:

United States	$227,815
Rest of the World	$653,875
Revenue	$881,690

For the Nine Months Ended September 30, 2024:

United States	$666,541
Rest of the World	$2,172,367
Revenue	$2,838,908

The Company does not have material assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services segment derives a significant portion of its revenues from several large customers. The table below presents the percentage of consolidated revenues derived from large customers:

	September 30, 2025	September 30, 2024
Customer A	16%	21%
Customer B	47%	37%
Customer C	20%	0%

Note 5 – Revenue Recognition

The Company is currently engaged in ETH Treasury Management activities and the provision of Affiliate Marketing services.

ETH Treasury Management

As of September 30, 2025, the Company had natively staked 580,192 ETH on the Ethereum blockchain and 649 ETH unstaked for a total of 580,841 ETH held at quarter end. For the nine-month period ended September 30, 2025, the Company earned 2,391 ETH and recognized revenue from native staking rewards of $10,302,343. No LsETH was redeemed or sold in the nine-month period ended September 30, 2025.

Affiliate Marketing

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

For the three and nine months ended September 30, 2025, the Company has recognized its revenue at a point in time.

The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing.

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

The Company’s assets and liabilities related to its contracts with customers were as follows:

	September 30, 2025	December 31, 2024
Accounts receivable	$338,984	$264,831

Note 6 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $7,860 and $3,359 as of September 30, 2025 and December 31, 2024, respectively. Depreciation expense from continuing operations for the nine months ended September 30, 2025 and 2024 was $2,468 and $5,887, respectively.

Intangible assets, net

Intangible assets, net of accumulated amortization as of September 30, 2025 and December 31, 2024 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, September 30, 2025
Acquired technology	5	$24,700	$15,231	$9,469
		$24,700	$15,231	$9,469

Balance, December 31, 2024
Acquired technology	5	$24,700	$11,538	$13,162
		$24,700	$11,538	$13,162

Amortization expense from continuing operations on intangible assets for the nine months ended September 30, 2025 and 2024 was $3,693 and $3,706, respectively.

Note 7 – Warrants

Following is a summary of the Company’s warrant activity for the nine months ended September 30, 2025:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	50,569	$1.07	7.71
Exercised	(94,967)	-	-
Issued	18,160,847	2.49	4.68
Expired	-	-	-
Outstanding as of September 30, 2025	18,116,449	$2.49	4.66

The Company recognized $16.3 million of stock-based compensation expense for 3,455,019 warrants to purchase the Company’s Common Stock (“Strategic Advisor Warrants”) issued to Consensys Software Inc. (“Consensys”) in conjunction with the Strategic Advisory Agreement (Refer to Note 14 – Related Parties). The Strategic Advisor Warrants have various exercise prices as follows: (i) 1,382,007 shares of common stock at an exercise price of $6.15 per share of common stock; (ii) 691,004 shares of common stock at an exercise price of $6.765 per share of common stock; (iii) 691,004 shares of common stock at an exercise price of $7.38 per share of common stock; and (iv) 691,004 shares of common stock at an exercise price of $7.995 per share of common stock. See Note 14 — Related Party Transactions.

The Company recognized $12.9 million of stock-based compensation expense recognized as contra-equity for the 2,764,013 placement agent warrants to purchase shares of common stock issued to the Agent in conjunction with the May 2025 PIPE Offering (as defined below). The warrants have an exercise price of $7.68 per share of common stock.

The strategic advisor and placement agent warrants are accounted for under ASC 718, Compensation—Stock Compensation. Both the Strategic Advisor Warrants and the placement agent warrants are fully vested, nonforfeitable and not subject to any clawback provisions on the grant date. Accordingly, the grant date fair value of the Strategic Advisor Warrants is recognized in full as compensation in the income statement upfront. The grant date fair value of the placement agent warrants is recorded as contra-equity as the warrants represent non-cash consideration for costs of placement agent services, which are directly attributable costs to raise capital in the May 2025 PIPE Offering.

The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

September 30, 2025
Expected volatility	105%
Expected dividends	0%
Expected term (years)	5
Risk-free rate	4.08%
Fair value per share of underlying Common Stock on grant date	$6.15

Pre-funded warrants

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

The Company issued 44,650 pre-funded warrants to purchase shares of common stock to Alpha in conjunction with the April 2, 2025 Exchange Agreement. The warrants have an exercise price of $0.0001 per share of common stock and were exercised in full during the period ended June 30, 2025.

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

Letter Agreements

Between July 8, 2025 and July 10, 2025, the Company entered into letter agreements (“Letter Agreements”) with the holders of the Company’s Common Stock, pre-funded warrants, Strategic Advisor Warrants and placement agent warrants, which were issued in connection with the Company’s private placement pursuant to the two securities purchase agreements, dated May 20, 2025 and May 26, 2025.

Pursuant to the Letter Agreements, the Company may reserve for issuance under the ATM sales agreement between the Company and A.G.P./Alliance Global Partners (“A.G.P.”) any of the authorized shares of common stock that would otherwise be reserved for issuance under the Strategic Advisor Warrants (as defined in Note 14 – Related Parties), placement agent warrants, private placement pre-funded warrants and best efforts pre-funded warrants, with the understanding that (i) the Company may issue such shares pursuant to the ATM facility at any time after the execution of the Letter Agreements and before the date on which the Company receives the requisite stockholder approval (the “Stockholder Approval”) to increase the Company’s authorized shares, and (ii) following the receipt of the Stockholder Approval with respect to the authorized share increase, the Company shall reserve the shares underlying the various warrants. Following receipt of Stockholder Approval on July 24, 2025 at the Special Meeting of Stockholders, the authorized share capital was increased and the Letter Agreements were terminated.

The termination of these Letter Agreements had no impact on the Company’s accounting or financial statement presentation, as no new rights or obligations were created or extinguished upon termination.

The following is a summary of the Company’s warrant activity for the nine months ended September 30, 2024:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2023	96,502	$41.16	3.58
Previously issued regular warrants	(60,324)	49.20	-
Revalued regular warrants	60,324	-	7.19
Exercised	(35,448)	22.68	-
Expired	(486)	317.04
Outstanding as of September 30, 2024	60,568	$0.84	7.20

Note 8 – Stock Compensation

Inducement Award Plan

On August 19, 2025, the board of directors (the “Board”) of the Company adopted the SharpLink Gaming, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Board reserved 3,000,000 shares of the Company’s Common Stock for issuance under the Inducement Award Plan, including restricted stock units (time-based and performance-based), subject to adjustment as provided in the plan document.

The terms of the Inducement Award Plan are substantially similar to the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the Inducement Award Plan, and equity awards under the Inducement Award Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary.

In August, the Company granted 443,385 restricted stock units to the newly appointed Co-CEO with 147,795 performance based awards and 295,590 service based awards, under the Inducement Award Plan (see Restricted Stock Units - Performance Based below).

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans. For the nine months ended September 30, 2025, the Company managed the following equity plans: SharpLink Gaming Ltd. 2021 Equity Incentive Plan, SharpLink, Inc. 2020 Stock Incentive Plan, and SharpLink Gaming, Inc. 2023 Equity Incentive Plan.

The Company granted no options for the three and nine months ended September 30, 2025 and 2024, respectively. The Company recognized stock compensation expense for stock options of $100,688 and $124,763 for the nine months ended September 30, 2025 and 2024, respectively, of which $0 and $12,041 of expense are recorded in discontinued operations. The Company recognized stock compensation expense for stock options of $27,839 and $39,559 for the three months ended September 30, 2025 and 2024, respectively.

The summary of activity under the plans as of September 30, 2025, and change during the nine months ended September 30, 2025, is as follows:

Weighted
		Weighted	average
	Shares of	average	remaining	Aggregate
	Common	exercise	contractual	intrinsic
Options	Stock	price	term	value
Outstanding as of December 31, 2024	9,022	$91.06	7.6	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30, 2025	9,022	$91.06	6.9	$-
Exercisable as of September 30, 2025	8,719	$92.40	6.9	$-

Unamortized stock compensation expense of $8,385 will be recognized through 2026 for 303 unvested options which have a weighted average recognition period of seven years.

The summary of activity under the plans as of September 30, 2024, and change during the nine months ended September 30, 2024, is as follows:

			Weighted
		Weighted	average
	Shares of	average	remaining	Aggregate
	Common	exercise	contractual	intrinsic
Options	Stock	price	term	value
Outstanding as of December 31, 2023	34,568	$105.48	7.7	$3,750
Granted	-
Exercised	(208)	7.44
Forfeited	(8,721)	$68.40
Expired	(16,618)	$133.20
Outstanding as of September 30, 2024	9,022	$91.08	7.9	$-
Exercisable as of September 30, 2024	6,331	$96.60	7.8	$-

Restricted Stock Units - Service Based

The Company’s Compensation Committee recommended to the Board and the Board approved the granting of certain restricted stock units (“RSUs”) to employees and the Board that vest over the passage of time. The Company recognized stock compensation expense for service based RSU awards of $3,545,855 and $317,600 for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized stock compensation expense for service based RSU’s of $3,251,673 and $317,600 for the three months ended September 30, 2025 and 2024, respectively.

The following is a summary of service based RSU activity for the nine months ended September 30, 2025:

		Weighted Average Grant	Weighted Average Remaining	Aggregate
	Number of RSU Shares	Date Fair Value	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2024	12,501	$8.89	-	$-
Granted	1,393,771	20.55	-	-
Cancelled	-	-	-	-
Vested and released	(124,321)	17.81	-	2,276,919
Outstanding and unvested as of September 30, 2025	1,281,951	$20.71	2.84	$-

The total unrecognized compensation cost related to unvested service based RSUs as of September 30, 2025 was $25,209,182.

The following is a summary of RSU activity for the nine months ended September 30, 2024:

		Weighted Average Grant	Weighted Average Remaining	Aggregate
	Number of RSU Shares	Date Fair Value	Contractual Term	Intrinsic Value
Outstanding as of December 31, 2023	-	$-	-	$-
Granted	41,667	13.68	-	-
Cancelled	-	-	-	-
Vested and released	(18,750)	16.80	-	3,200
Outstanding and unvested as of September 30, 2024	22,917	$11.04	10.63	$-

Restricted Stock Units - Performance Based

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the design of performance based restricted stock units (“Performance RSU”) for certain executive officers. The awards are intended to vest based on the achievement of specified financial and operational performance metrics over a three-year performance period, subject to continued service through the end of the performance period. The Company recognizes the stock-based compensation expense in connection with the Performance RSUs when they are granted or at the service inception date if the service inception date precedes the grant date. As of September 30, 2025, a grant date had not yet been established for 115,069 Performance RSUs because certain performance conditions and award parameters remained subject to the final determination by the Compensation Committee. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. In the period in which the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. For the three and nine months ended September 30, 2025, the Company recognized $64,447 in stock compensation expense. Unamortized stock compensation expense of $2,144,370 will be recognized through 2028 for 115,069 unvested options.

There were no Performance RSU’s issued during 2024.

Note 9 – Equity

Preferred Stock

The Company has 15,000,000 preferred stock authorized, par value of $0.0001. There is no preferred stock issued or outstanding as of September 30, 2025.

At-The-Market (“ATM”) Offerings

On May 2, 2024, Company entered into an ATM Sales Agreement (the “May 2024 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which the Company may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of the Company’s Common Stock, having an aggregate offering price of up to $1.7 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the May 2024 ATM Sales Agreement (the “Offering”). On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number shares of Common Stock having an aggregate offering price of up to $1.8 million.

On May 30, 2025, SharpLink entered into a second ATM Sales Agreement (the “May 2025 ATM Sales Agreement”) with A.G.P. relating to the sale of shares of the Company’s Common Stock from time to time, having an aggregate offering price of up to $1.0 billion.

On July 17, 2025, SharpLink entered into an amendment to the May 2025 ATM Sales Agreement (the “Amendment”) with A.G.P to increase the number of shares that may be sold from time to time in connection with the ATM facility from $1.0 billion to $6.0 billion; and to permit the forward sale of shares to be sold in the ATM offering to master forward confirmation letter agreements. On July 17, 2025, the Company filed a supplement to the prospectus supplement with the SEC to address the Amendment and the forward sales agreements.

On July 17, 2025, the Company entered into a forward sales agreement to permit the forward sale of shares of the Company’s Common Stock to A.G.P. The forward sales agreement was outstanding for one week and was settled with the purchase of 6.8 million shares for $201.1 million. The Company accounted for the forward sales agreement as an equity instrument as the agreement required for physical settlement in shares of the Company’s Common Stock and did not require or permit net cash settlement. Accordingly, the contract was recorded in equity, and no gains or losses were recognized in earnings during the period. Upon settlement of the forward sales agreement, the proceeds were recorded as an increase to Common Stock and additional paid in capital as part of the ATM offerings.

On August 19, 2025, the Company entered into an amended and restated sales agreement (which amended and restated the May 2025 ATM Sales Agreement) to add additional sales agents to the ATM offering and to make certain conforming changes.

As of September 30, 2025, SharpLink has raised total gross proceeds of $2,147,072,919 from sales of shares under the amended and restated May 2025 ATM Sales Agreement. The proceeds were used to further the Company’s ETH Treasury Management strategy as well as provide for working capital.

Equity Offerings

$4.5 Million Offering

On May 20, 2025, the Company entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) for an offering of 34,000 shares of Common Stock, $0.0001 par value per share, and pre-funded warrants to purchase up to 1,496,612 shares of Common Stock. The shares were offered at an offering price of $2.94 per share. The gross proceeds from the May 20, 2025 Purchase Agreement, before deducting the placement agent fees and offering expenses, were approximately $4,500,000. See Note 7 – Warrants.

The issuance of shares and pre-funded warrants were recorded at the offering price within equity in accordance with ASC 505, Equity. Any amounts in excess of the par value of the shares were recorded in additional paid-in capital.

$425 Million Offering

On May 26, 2025, the Company entered into a securities purchase agreement for a private placement in public equity (“PIPE”), offering (the “May 2025 PIPE Offering”) an aggregate of (i) 58,699,760 shares of Common Stock of the Company, par value $0.0001 per share, at an offering price of $6.15 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 10,400,553 shares of Common Stock at an offering price of $6.1499 per pre-funded warrant. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the May 2025 PIPE Offering are exercised in full. The gross proceeds from the May 2025 PIPE Offering, before deduction the placement agents fees and offering expenses, were approximately $425.0 million funded in a combination of cash and Ether. On June 2, 2025, SharpLink launched its treasury reserve strategy with the commencement of its purchasing of ETH, serving as the Company’s primary treasury reserve asset. Consensys Software Inc. acted as the lead investor in the May 2025 PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. The Company also implemented native and liquid staking activities in the second quarter of 2025 to earn staking rewards from the Company’s digital assets held. See Note 3 – Digital Asset Holdings, Note 7 – Warrants and Note 14 - Related Parties.

$200 Million Offering

On August 6, 2025, the Company entered into a securities purchase agreement (the “August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August Offering”) an aggregate of 10,256,411 shares of the Company’s Common Stock. The price per share was $19.50, and the gross proceeds from the August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200 million. In addition, on August 6, 2025, the Company entered into a placement agency agreement (the “August Placement Agency Agreement”) with A.G.P. A.G.P., as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“SocGen,” and together with AGP, the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August Offering. The August Offering closed on August 8, 2025.

$400 Million Offering

On August 10, 2025, the Company entered into a securities purchase agreement (the “Second August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “Second August Offering”) an aggregate of 18,382,353 shares of the Company’s Common Stock. The price per share was $21.76, and the gross proceeds from the Second August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $400 million. In addition, on August 10, 2025, the Company entered into a placement agency agreement (the “Second August Placement Agency Agreement”) with A.G.P. as the sole placement agent, in connection with the Second August Offering. Pursuant to the Second August Placement Agency Agreement, the Company paid A.G.P. a cash fee equal 2.5% of the aggregate gross proceeds raised from the sale of the shares sold in the Second August Offering. The Second August Offering closed on August 12, 2025.

Approval of Share Repurchase Program

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1.5 billion of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws. The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock, and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

In connection with the 2025 Repurchase Program, on August 21, 2025, the Company entered into an open market share repurchase agreement (the “Repurchase Agreement”) with a broker whereby the broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of Common Stock in the open market. The Repurchase Agreement will continue in effect until terminated by either the Company or the broker, with or without cause, upon written notice to the other party. We will pay the broker a commission at a rate of $0.01 for each share of common stock repurchased pursuant to the Repurchase Agreement.

During the three and nine months ended September 30, 2025, the Company repurchased 1,938,450 shares of its Common Stock for $31.6 million. All repurchased shares are recorded as treasury stock.

Results of Special Meetings of Stockholders

On July 24, 2025, the Company held a special meeting of the stockholders and received approval for two proposals: (i) adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 100 million to 500 million; and (ii) to adopt the Company’s Amended and Restated 2023 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 8,000,000 to 8,034,166 shares.

On September 25, 2025, the Company held a special meeting of stockholders and received approval for an amendment to the Company’s Certificate of Incorporation to increase the number authorized and outstanding Common Stock from 500,000,000 to 2,500,000,000. The amendment was effective on September 25, 2025. The increase in authorized shares provides additional flexibility to support the Inducement Award Plan, among other initiatives.

Note 10 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the nine months ended September 30, 2025 was 105%, primarily due to the full valuation allowance for its deferred tax assets as of September 30, 2025, and the Company recorded a tax provision of $822,000 related to current tax expense for the period ended September 30, 2025. The Company has NOLs available to offset a portion of the current year taxable income, subject to certain limitations. At each reporting period, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At September 30, 2025, management has determined that there is not sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized. The Company is in the process of dissolving certain legal entities to simplify its legal structure. The tax impact of those legal entities being dissolved is not expected to be significant.

We follow the authoritative guidance on accounting for and disclosure of uncertainty in tax positions, which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the condensed consolidated statements of operations. In accordance with the Sale of Business (See Note 13 – Discontinued Operations), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at September 30, 2025. Management’s determination is based on known facts and circumstances and requires judgment of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on the management’s determination.

On July 4, 2025, subsequent to the end of the reporting period, the U.S. federal government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes significant amendments to the Internal Revenue Code. The Company evaluated the impact of the legislation, and it did not have a material effect on its consolidated financial statements, including deferred tax assets and liabilities.

Note 11 - Commitments and Contingencies

From time to time, the Company may enter into certain types of contracts that require it to indemnify parties against third-party claims. The conditions of these obligations vary. In addition, legal claims may be made against the Company in the ordinary course of business, which could result in legal proceedings. Claims and associated litigation are subject to inherent uncertainties and unfavorable outcomes could occur, which could have a material adverse effect on the Company’s results of operations for that period or future periods.

Historically, the Company has not been obligated to make significant payments for these obligations and does not currently expect to incur any material obligations in the future. Accordingly, the Company has not recorded a contingency liability on its Condensed Balance Sheets as of September 30, 2025 or December 31, 2024.

Note 12 – Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders, adjusted for preferred stock discount accretion and dividends accrued on preferred stock, by the weighted-average number of common shares outstanding during the period excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common stock that would have been outstanding if potential shares of Common Stock had been issued if such additional common stock were dilutive.

As the Company had net income from continuing operations and discontinued operations for the three months ended September 30, 2025 and a net income from continuing operations and net loss from discontinued operations for the nine months ended September 30, 2025, the following presents dilutive and anti-dilutive securities.

For discontinued operations for the nine months ended September 30, 2025, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For continuing operations for the three and nine months ended September 30, 2025 and discontinued operations for the three months ended September 30, 2025, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Dilutive:
Prefunded warrants	11,897,165	11,897,165
Strategic advisor and placement agent warrants	6,219,032	6,219,032
Total Dilutive	18,116,197	18,116,197
Anti-Dilutive:
Stock options	9,022	9,022
SportsHub warrants	252	252
Restricted Stock Units	1,281,951	1,281,951
Total Anti-dilutive	1,291,225	1,291,225

As the Company had a net loss from continuing operations and discontinued operations for the three months ended September 30, 2024 and a net loss from continuing operations and net income from discontinued operations for the nine months ended September 30, 2024, the following presents dilutive and anti-dilutive securities. For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Dilutive:
Prefunded warrants	39,130	39,130
Warrants	21,187	21,187
Total Dilutive	60,317	60,317
Anti-Dilutive:
Stock options	9,022	9,022
Series A-1 preferred stock	601	601
Series B preferred stock	1,040	1,040
SportsHub warrants	252	252
Restricted Stock Units	22,917	22,917
Total Anti-dilutive	33,832	33,832

The calculation of the net income (loss) per share and weighted-average shares of the Company’s Common Stock outstanding for the periods presented are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss) from continuing operations	$104,247,275	$(787,992)	$(39,992)	$(3,465,467)
Less: deemed dividends on series B preferred stock	-	-	-	(44,619)
Net income (loss) from continuing operations available to common stockholders	104,247,275	(787,992)	(39,992)	(3,510,086)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	22,930	(97,139)	(87,431)	14,467,733

Net income (loss) available to common stockholders	$104,270,205	$(885,131)	$(127,423)	$10,957,647

Basic weighted-average shares for continuing and discontinued operations	149,056,400	292,528	63,214,826	278,213
Diluted weighted average shares	167,172,597	292,528	81,331,023	338,530

Basic:
Net income (loss) from continuing operations per share	$0.70	$(2.69)	$-	$(12.62)
Net income (loss) from discontinued operations per share	-	(0.33)	-	52.00
Net income (loss) per share	$0.70	$(3.02)	$-	$39.38

Fully Diluted:
Net income (loss) from continuing operations per share	$0.62	$(2.69)	$-	$(12.62)
Net income (loss) from discontinued operations per share	-	(0.33)	-	42.74
Net income (loss) per share	$0.62	$(3.02)	$-	$30.12

Note 13 – Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”), a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meets the criteria in paragraph 205-20-45-10. In the period in which the component meets the held-for-sale or discontinued operations criteria, the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

The Company is in the process of winding down the operations classified as discontinued and anticipates completing the full dissolution by the end of the first quarter of 2026.

Sale of SHGN and Sports Gaming Client Services

On January 18, 2024, SharpLink Israel (“Parent Seller”) and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of SharpLink (“Subsidiary Seller”), SHGN Acquisition Corp. (“SHGN,” and together with Parent Seller and Subsidiary Seller, the “Seller”), a Delaware corporation and wholly owned subsidiary of SharpLink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“Buyer”). The Subsidiary Seller owns all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units to the Buyer, by selling all of the issued and outstanding membership interests of the Targets and the Acquired Subsidiaries for $22.5 million in an all-cash transaction.

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

As a result of the Sale of Business, the Company ceased its Sports Game Client Services and SportsHub Gaming Network segments. The historical results of these business segments have been reflected as discontinued operations in the consolidated financial statements for all periods prior to the closing date of the Sale of Business on January 18, 2024.

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

In the statement of cash flows for the nine months ended September 30 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22.5 million, net of the cash transferred of $41.4 million. The majority of the cash transferred of $41.4 million was reflected in discontinued operations customer deposits liability and deferred revenue of $37.0 million and $4.9 million, respectively.

During the nine months ended September 30, 2025 and 2024, SharpLink paid RSports $8,857 and $132,413, respectively, for use of accounting service personnel under the Post Closing Covenant Agreement (the “PCCA”); and RSports paid SharpLink $1,191 and $75,083 under the PCCA for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025 and 2024, SharpLink paid RSports $3,000 and $38,816, respectively, for use of accounting service personnel under the PCCA; and RSports paid SharpLink $0 and $21,929 under the PCCA for the three months ended September 30, 2025 and 2024, respectively

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of September 30, 2025 and 2024. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

Summary Reconciliation of Discontinued Operations

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$-	$17,621	$-	$431,199

Cost of Revenues	-	4,680	(8,173)	163,249

Gross Profit	-	12,941	8,173	267,950

Operating Expenses
Selling, general, and administrative expenses	26,000	121,054	130,504	476,228

Operating Loss	(26,000)	(108,113)	(122,331)	(208,278)

Interest income	13,000	1,001	(26,000)	89,511
Other (expense) income	36,930	-	64,900	501,320
Gain on sale of business	-	-	-	14,670,811
Interest expense	-	-	-	(9,027)
Total other income and expense	49,930	1,001	38,900	15,252,615

Income (loss) before income taxes	23,930	(107,112)	(83,431)	15,044,337

Income tax expense	1,000	(9,973)	4,000	576,604

Income (loss) from discontinued operations, net	$22,930	$(97,139)	$(87,431)	$14,467,733

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$50,000	$105,127
Restricted cash	16	-
Prepaid expenses and other current assets	294,211	164,661
Total current assets	$344,227	$269,788

	September 30,	December 31,
	2025	2024
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	1,020	$10,020
Total current liabilities	$1,020	$10,020

Note 14 – Related Parties

Strategic Advisory Agreement with Consensys Software Inc.

In connection with the May 2025 PIPE Offering, the Company entered into a Strategic Advisor Agreement with Consensys, a Delaware corporation and a related party. Consensys is a global blockchain technology company that provides decentralized applications and enterprise solutions, focusing on building and scaling blockchain-based systems primarily on the Ethereum blockchain. Under the terms of the agreement, Consensys will provide a broad range of advisory services related to the Company’s ETH Treasury Management strategy for three years. As consideration for these services, Consensys received warrants to purchase up to 3,455,019 shares of the Company’s Common Stock (the “Strategic Advisor Warrants”). See Note 7 - Warrants. The Company’s Chairman of the Board, Joseph Lubin, is CEO of Consensys.

Secondment Agreements with Consensys Employees

As part of the collaboration between the Company and Consensys, three employees of Consensys were seconded to SharpLink under secondment agreements. These employees provided key services in areas including strategic planning, treasury management, technology integration and business development. The secondment agreements outline the terms of the assignment, the duration, which began during the month of June 2025 and terminated September 30, 2025, total monthly compensation of approximately $80,000 payable to Consensys and stock-based compensation of a total of approximately $130,000 for RSU’s awarded in September 2025, and the allocation of responsibilities between the parties. The seconded employees remain employees of Consensys, but they performed their duties for the Company during the secondment period and report to the Company’s Co-Chief Executive Officers and Chief Financial Officer. In exchange for these services, the Company compensated Consensys for the associated costs on a monthly basis, including the employees’ salaries, benefits and other related expenses. For the period ended September 30, 2025, approximately $283,000 was expensed in selling, general and administrative expenses and $130,620 was expensed as stock-based compensation in relation to these agreements.

Linea Consortium

The Company is a founding member of the Linea Consortium, along with Consensys, a leading governance body supporting the development of Ethereum's most aligned Layer 2 blockchain network.

Note 15 – Subsequent Events

October 2025 Registered Direct Offering

On October 15, 2025, the Company entered into a securities purchase agreement (“October 2025 Purchase Agreement”) with an institutional investor to sell in a registered direct offering (the “October 2025 Offering”) an aggregate of 4,500,000 shares of the Company’s Common Stock. The price per share was $17.00 and the gross proceeds from the October 2025 Offering, before deducting placement agent fees and offering expenses, were approximately $76.5 million. The Company intends to use the net proceeds from the October 2025 Offering to acquire ETH as well as for general working capital purposes. Under the October 2025 Purchase Agreement, the Company also granted the investor 90-day premium purchase contracts, expiring on January 15, 2026, to purchase up to an additional 4,500,000 shares of Common Stock at an exercise price of $17.50 (the “Premium Purchase Contract”). If the Premium Purchase Contracts are fully exercised, the Company will receive an additional $78.8 million in approximate gross proceeds. On October 15, 2025, the Company entered into a placement agent agreement (the “October 2025 Placement Agent Agreement”) with AGP as sole placement agent, pursuant to which the Company engaged AGP as the exclusive placement agent in connection with the October 2025 Offering. Pursuant to the October 2025 Placement Agent Agreement, the Company paid the AGP a cash fee equal to 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the October 2025 Offering.

Linea Deployment

On October 28, 2025, the Company announced a collaboration to deploy ETH from its corporate treasury onto Linea, a zkEVM Layer 2 network. Based on current negotiations, the Company plans to allocate $200 million in ETH for deployment on Linea in a risk-managed manner over a multi-year commitment period. The Company expects to leverage Linea’s institutional-grade infrastructure to optimize onchain yield to capture differentiated ETH-denominated returns. This differentiated yield is expected to combine native Ethereum yield, restaking rewards from securing EigenCloud Autonomous Verifiable Services (AVSs), and direct Linea and ether.fi partner incentives, all within a compliant Layer 2 infrastructure.

LsETH Redemption

On November 8, 2025, SharpLink unstaked 32,573.83 LsETH, redeeming 35,626.73 ETH at price of $3,400.40 per ETH, totaling  approximately $121.1 million. Of the 35,626.73 ETH, 35,330 ETH is a return of ETH originally staked in a liquid staking protocol and 296.72 ETH represents accrued staking rewards earned while staked; All of the redeemed ETH will be returned to the Company’s custodian, Anchorage Digital Bank once the withdrawal process has been completed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning our strategy, competition, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part I, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, as amended, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

Industry and Market Data

We are responsible for all information contained in this Quarterly Report on Form 10-Q. In some cases, we have relied on market and industry data from third-party sources we believe to be reliable. These market estimates combine independent industry publications with our own assumptions about the Ethereum industry and broader market. Although we are not aware of any material inaccuracies in this data, it involves risks, uncertainties, and is subject to change based on various factors. These factors include those discussed under “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as amended, and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

This section discusses the key factors that have shaped the financial condition, results of operations, liquidity and capital resources of SharpLink Gaming, Inc. and its wholly owned subsidiaries (collectively, “SharpLink Gaming,” “SharpLink,” the “Company,” “we,” “our,” or “us”). You should read this discussion together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the U.S. Securities and Exchange Commission on March 14, 2025, and the Form 10-K/A filed on March 17, 2025.

As noted under “Cautionary Note Regarding Forward-Looking Statements,” this discussion includes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results could differ materially from those expressed or implied by these statements.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “SharpLink Gaming,” “SharpLink,” “SharpLink US,” “our Company,” “we,” “our,” and “us” refer to SharpLink Gaming, Inc., a Delaware corporation, and its wholly owned subsidiaries. References to “SharpLink Israel” refer to SharpLink Gaming, Ltd., an Israeli limited liability company with which SharpLink US completed a domestication merger in February 2024.

Business Overview

Headquartered in Minneapolis, SharpLink, a Delaware corporation, undertook a significant strategic shift in June 2025 by becoming one of the world’s largest publicly traded companies to adopt Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align our corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company also operates an online affiliate marketing company that delivers unique fan activation solutions to its sportsbook and online casino gaming partners.

In tandem with this transformation, SharpLink has streamlined its business-building operations around two distinct reportable segments:

1) ETH Treasury Management. We seek to benefit from our ETH accumulation strategy by (i) potential ETH price appreciation and (ii) protocol-level rewards earned by participating in Ethereum’s proof-of-stake (“PoS”) consensus mechanism. We delegate our ETH to third-party validators (directly or via asset managers) and participate in both native and liquid staking programs. Our staking infrastructure and custody arrangements are designed to meet the governance, security and control standards expected of a public company.

2) Affiliate Marketing. Our Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators worldwide. Through our iGaming affiliate marketing network, known as PAS.net, SharpLink focuses on driving qualified traffic and player acquisitions, retention and conversions to U.S. regulated and global iGaming operator partners worldwide. In addition, we own and operate a portfolio of direct-to-player, state-specific, affiliate marketing websites designed to attract, acquire and drive local sports betting and online casino gaming traffic to its valued partners which are licensed to operate in each respective state.

ETH Treasury Management Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s unparalleled programmability, security and active developer ecosystem position it as a foundational layer for decentralized finance and Web3 applications. With Ethereum’s transition to a proof-of-stake consensus mechanism and the growth of highly scalable Layer 2 networks, ETH has evolved into a yield-bearing, productive crypto asset with increasing institutional adoption and intrinsic network value. We view ETH as a digital asset trust commodity, offering the potential for long-term appreciation and yield generation as more stablecoins and tokenized real-world assets leverage the Ethereum ecosystem.

A key aspect of our ETH Treasury Management strategy is to raise capital to be used to increase our ETH holdings and generate yield opportunities in a manner which is accretive to shareholders. This can come in the form of equity, equity-linked debt, debt of any kind or any other contract or arrangement intended to fund the purchase of ETH, whether or not such financing is formally classified as debt or equity or other forms of offerings or arrangements (“Financings”), designed to maximize stockholder exposure to ETH within a prudent risk management framework. We maintain the flexibility to buy back stock where it is accretive to stockholders. We have not set a specific target for the maximum amount of ETH we seek to hold.

We diligently track and routinely report key performance indicators designed to offer investors transparency and insight into the execution and effectiveness of our ETH Treasury Management strategies. Among these metrics, our ETH concentration (“ETH Concentration”), and growing it over time, has emerged as a central performance benchmark and “north star” metric by which we gauge our progress. ETH Concentration, which is calculated by dividing our total ETH holdings by every 1,000 Assumed Diluted Shares outstanding, reflects both the scale of our ETH accumulation efforts and the capital efficiency of our treasury operations. By prioritizing this metric, we underscore our commitment to driving long-term shareholder value, rather than short-term fluctuations in asset prices or market capitalization.

Assumed Diluted Shares Outstanding represents the sum of (i) our actual shares of common stock issued and outstanding as of the end of each reporting period, plus (ii) the additional shares that would be issued upon the assumed exercise or settlement of all outstanding warrants, pre-funded warrants, stock option awards, and restricted stock units (“Assumed Diluted Shares Outstanding”). Assumed Diluted Shares Outstanding is not calculated using the treasury stock method. It does not account for equity award vesting conditions, stock option exercise prices, or contractual restrictions limiting the convertibility of debt instruments. Additionally, it excludes any assumed share repurchases that would ordinarily be considered under the treasury stock method.

We currently utilize native staking and liquid staking. In native staking, ETH remains onchain with withdrawal credentials controlled by our custodian and rewards are recognized as revenue when earned. In liquid staking, we deposit ETH and receive liquid staking ETH (“LsETH”), a redeemable receipt token; the ETH is derecognized and the LsETH is recorded as an indefinite-lived intangible asset subject to impairment.

Importantly, our ETH Treasury Management strategy is complemented by our active participation in the Ethereum ecosystem. We are a founding member of the Linea Consortium, along with Consensys, see Note 14 - Related Parties, a leading governance body supporting the development of Ethereum’s most aligned Layer 2 blockchain network. Our participation in the consortium enables us to help steer capital allocation toward high-impact infrastructure, public goods and innovation pipelines that are intended to strengthen the long-term utility and defensibility of the Ethereum network, reinforcing the intrinsic value of our own ETH treasury assets.

Continuing Operations –

ETH Treasury Management

In June 2025, we formally launched our ETH-centered treasury strategy and established staking as a dedicated operating segment, recognizing its potential to deliver recurring, yield-based revenue. Our staking revenues are derived from the rewards we earn by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. Specifically, we delegate our ETH holdings to validators that process and verify transactions on the blockchain. In return, we receive protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance. Our ETH Treasury Management segment includes both native and liquid staking activities.

Since initiating our ETH Treasury Management operations on June 2, 2025, we have accumulated approximately 861,251 in total ETH holdings, comprised of 637,752 in native ETH and 223,499 in ETH on an as if redeemed basis from LsETH, as of November 9, 2025.  The ETH holdings were derived through purchases of ETH, receipts of ETH from investors and ETH rewards. For the nine months ended September 30, 2025, revenues generated from native staking rewards totaled $10,302,343, as staking only commenced two-thirds of the way through the second quarter of this year. These native staking rewards represent the ETH-based rewards accumulated through the delegation of ETH to staking validators, which we expect to scale materially in future quarters in correlation with growth in our treasury balance and broader ETH market performance. The foregoing revenue does not include staking rewards generated from our LsETH holdings, see Liquid Staking Protocol disclosure below.

We view our ETH Treasury Management operations as a core strategic pillar of its broader alignment with the Ethereum ecosystem. Our participation not only yields economic return but also contributes directly to Ethereum’s decentralization, scalability, and security. Moreover, we believe staking is foundational to a new generation of blockchain-native capital structures that enable corporations to earn yield without relying on traditional debt instruments, equities, or centralized intermediaries. Our staking efforts are focused on maximizing yield, managing risk and ensuring that our operations meet institutional standards for transparency and efficiency.

On October 28, 2025, we announced our plans to allocate $200 million in ETH from our corporate treasury for deployment on Linea, a zkEVM Layer 2 network bootstrapped by Consensys, in a risk-managed manner over a multi-year period. As a public entity operating at the forefront of Digital Asset Treasury (“DAT”) innovation, upon execution of definitive documentation, SharpLink will leverage Linea’s institutional-grade infrastructure to make its ETH even more productive by unlocking scalable, secure and composable ways to optimize onchain yield. This deployment on Linea will bring together leading ecosystem participants in an innovative collaboration that allows SharpLink to capture highly competitive, risk-adjusted, ETH-denominated returns. The strategy is supported by institutional-grade risk management, leveraging the scale of our digital asset treasury with the custodian protections of Anchorage Digital Bank, SharpLink’s qualified custodian. The yield will combine native Ethereum yield, restaking rewards from securing EigenCloud Autonomous Verifiable Services (AVSs), and direct Linea and ether.fi partner incentives, all within a compliant Layer 2 infrastructure.

Liquid Staking Protocol

As part of our ETH Treasury Management strategy, we participate in liquid staking through the Liquid Collective protocol. In a liquid staking arrangement, we transfer ETH to the protocol and receive LsETH, a fungible ERC-20 receipt token, that represents a proportional interest in the protocol’s pool of staked ETH. LsETH is accounted for as an indefinite-lived intangible asset under ASC 350-30, and recorded at cost, less any impairment losses.

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

The PCR is not a market trading price. The process of redeeming LsETH for ETH is subject to the validator exit queue, bonding periods and other mechanics that may affect the timing and execution of redemption. As a result, we may not be able to redeem our holdings immediately.

As of September 30, 2025, we held 236,906 LsETH tokens. The following table presents a roll-forward of our LsETH holdings, including relevant details related to LsETH purchases and impairment losses within the periods presented. We have not sold or redeemed any LsETH as of September 30, 2025

	Source of capital used to purchase LsETH	LsETH original cost basis	LsETH impairment losses	LsETH carrying value	Number of LsETH held	Approx. average purchase price per LsETH		Weighted Average LsETH PCR at Acquisition	LsETH PCR at End of Period
Balance at March 31, 2025		$-	$-	$-	-	$
LsETH acquisitions	(a), (b)	470,171,541	-	470,171,541	164,731		2,854
LsETH impairment losses		-	(87,813,295)	(87,813,295)	-
Balance at June 30, 2025		470,171,541	(87,813,295)	382,358,246	164,731		2,854	1.081800756	1.083328763
LsETH acquisitions	(b)	247,247,582	-	247,247,582	72,176		3,426
LsETH impairment losses		-	(6,950,189)	(6,950,189)	-		-
Balance at September 30, 2025		717,419,123	(94,763,484)	622,655,639	236,906		3,426	1.087684560	1.090462571

(a)	A private-investment-in-public-equity financing executed under Securities Purchase Agreements dated May 26, 2025.
(b)	At-the-Market Sales Agreement to offer and sell shares of its Common Stock with an aggregate offering price of up to $6 billion, in conjunction with registered direct offerings of $600 million.

The following table shows the number of LsETH held at the end of each respective period, as well as market value calculations of our LsETH holdings based on the lowest, highest, and ending market prices of one LsETH on the Coinbase exchange (our principal market) for each respective period:

Period End Date	Number of LsETH Held at End of Quarter	Lowest Market Price of LsETH During the Quarter (c)	Market Value of LsETH held using Lowest Market Price (d)	Highest Market Price of LsETH During the Quarter (e)	Market Value of LsETH held using Highest Market Price (f)	Market Price of LsETH at End of Quarter (g)	Market Value of LsETH Held at End of Quarter (h)
March 31, 2025	-	n/a	n/a	n/a	n/a	n/a	n/a
June 30, 2025	164,731	$1,542	$254,084,660	$3,097	$510,114,386	$2,727	$449,288,671
September 30, 2025	236,906	2,606	617,401,281	5,339	1,264,842,270	4,471	1,059,148,451

(c)	The “Lowest Market Price of LsETH During the Quarter” represents the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
(d)	The “Market Value of LsETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
(e)	The “Highest Market Price of LsETH During the Quarter” represents the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
(f)	The “Market Value of LsETH Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
(g)	The “Market Price of LsETH at End of Quarter” represents the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter.
(h)	The “Market Value of LsETH Held at End of Quarter” represents a mathematical calculation consisting of the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.

The amounts reported as “Market Value” in the table above represent only a mathematical calculation consisting of the number of LsETH tokens held by us at the end of the applicable period multiplied by the market price of LsETH as reported on the Coinbase Exchange.

The LsETH token is relatively new and the market for LsETH may be subject to manipulation, limited transparency, inconsistent pricing sources, and episodic illiquidity. The price information referenced may not reflect actionable market depth or executable prices, and there is no assurance that we would be able to sell our LsETH holdings at the Market Value amounts indicated above, at the quoted market price, or at all. The market infrastructure supporting LsETH remains nascent, and future developments in protocol mechanics, exchange support, or regulatory oversight may materially impact pricing, liquidity, and valuation methodologies. Accordingly, the Market Value amounts reported above may not accurately reflect the fair market value of LsETH, and the actual realizable value of our holdings could differ materially from the calculated figures.

Affiliate Marketing

In December 2021, we acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igamingbusiness.com and igamingaffiliate.com. The strategic acquisition of FourCubed brought us talent with proven experience in affiliate marketing services and recurring net gaming revenue (“NGR”) contracts with many of the world’s leading online casino gambling companies, including Party Poker, bwin, UNIBET, GG Poker, 888 poker, betfair, World Poker Tour and others.

As part of our strategy to expand our affiliate marketing services to the emerging American sports betting market, in November 2022, we began a systematic roll-out of our U.S.-focused performance-based marketing business with the launch of 15 state-specific, content-rich affiliate marketing websites. Our user-friendly, state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to our sportsbook and casino partners, which are licensed to operate in each respective state. As of January 2024, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming). As more states legalize sports betting, our portfolio of state-specific affiliate marketing properties may expand to include them. We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

Capital Markets Funds Raising -

$4.5 Million Offering

On May 20, 2025, we entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) pursuant to which we agreed to sell and issue, in a reasonable best efforts registered offering (the “May 20, 2025 Offering”), an aggregate of 34,000 shares (the “May 20, 2025 Shares”) of our common stock and pre-funded warrants (the “May 20 Pre-Funded Warrants”) to purchase up to 1,496,612 shares of common stock (the “May 20, 2025 Pre-Funded Warrant Shares”). The May 20, 2025 Shares were offered at an offering price of $2.94 per May 20, 2025 Share. The gross proceeds from the May 20, 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $4.5 million. A.G.P./Alliance Global Partners (“A.G.P.”) acted as the sole placement agent for the May 20, 2025 Offering.

$425 Million Offering

On May 26, 2025, we entered into a securities purchase agreement for a private placement in public entity (the “May 2025 PIPE Offering”), raising gross proceeds of $425.0 million funded in a combination of fiat and Ether. On June 2, 2025, we announced the closing of the May 2025 PIPE Offering  was May 30, 2025, and launched our treasury reserve strategy to hold the native cryptocurrency of the Ethereum blockchain, commonly referred to as “Ether” or “ETH,” as our primary treasury reserve asset. Consensys Software Inc. acted as the lead investor in the May 2025PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist us in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. A.G.P. acted as the sole placement agent in connection with the May 2025 PIPE Offering.

At-The-Market (“ATM”) Offerings

On May 1, 2024, we entered into an ATM Sales Agreement (the “2024 ATM Sales Agreement”) with A.G.P. pursuant to which we may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of our common stock having an aggregate offering price of up to $1.7 million, subject to certain limitations on the amount of common stock that may be offered and sold by us set forth in the ATM Sales Agreement (the “2024 ATM Offering”).

On May 30, 2025, we entered into a second ATM Sales Agreement (the “May 2025 ATM Sales Agreement”) with A.G.P. relating to the sale of shares of our common stock from time to time, having an aggregate offering price of up to $1.0 billion (the “May 2025 ATM Offering”). On July 17, 2025, we entered into an Amendment to the May 2025 ATM Sales Agreement (the “Amendment”) to (i) increase the number of shares that may be sold in the May 2025 ATM Offering to $6.0 billion; and (ii) to permit the forward sale of shares to be sold in the May 2025 ATM Offering pursuant to Master Forward Confirmation Letter Agreements.

As of September 30, 2025, we had raised total gross proceeds of $2,147,072,919 from sales of shares under our ATM Sales Agreements, before factoring related fees and expenses.

August 6, 2025 Registered Direct Offering

On August 6, 2025, SharpLink entered into a securities purchase agreement (the “August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August Offering”) an aggregate of 10,256,411 shares of the Company’s common stock (the “August Shares”). The price per August Share was $19.50, and the gross proceeds from the August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200 million. The Company to used the net proceeds received from the August Offering to acquire ETH as for general working capital purposes. The August Shares were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated August 6, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). The August Purchase Agreement contained customary representations and warranties that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The August Purchase Agreement also contained customary conditions to closing, termination rights of the parties, certain indemnification obligations of the Company and ongoing covenants for the Company.

On August 6, 2025, the Company entered into a placement agency agreement (the “August Placement Agency Agreement”) with A.G.P., as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“Societe Generale,” and together with A.G.P.., the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August Offering. Cantor Fitzgerald & Co., (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the Offering less the fees to be paid to Cantor as financial advisor. Notwithstanding the foregoing, the cash fee paid to A.G.P. did not exceed 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the offering. The balance of the cash fee not payable to the Placement Agents or Cantor was credited back to the Company. The August Placement Agency Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The August Offering closed on August 8, 2025.

August 10, 2025 Registered Direct Offering

On August 10, 2025, we entered into a securities purchase agreement (the “Second August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “Second August Offering”) an aggregate of 18,382,353 shares of the Company’s common stock (the “Second August Shares”). The price per Second August Share was $21.76, and the gross proceeds from the Second August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $400 million. The Company used the net proceeds received from the Second August Offering to acquire ETH as well and for general working capital purposes. The Second August Shares were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated August 10, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). The Second August Purchase Agreement contained customary representations and warranties that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The Second August Purchase Agreement also contained customary conditions to closing, termination rights of the parties, certain indemnification obligations of the Company and ongoing covenants for the Company.

On August 10, 2025, the Company entered into a placement agent agreement (the “Second August Placement Agent Agreement”) with AGP as sole placement agent, pursuant to which the Company engaged A.G.P. as the exclusive placement agent in connection with the Second August Offering. Cantor acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the Second August Placement Agent Agreement, the Company paid A.G.P. a cash fee equal to 2.5% of the aggregate gross proceeds raised from the sale of the shares sold in the Second August Offering less the fees to be paid to Cantor as financial advisor. The Second August Placement Agent Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Second August Offering closed on August 12, 2025.

Meetings of Stockholders -

July 2025 Special Meeting of Stockholders

On July 24, 2025, the Company convened a special meeting of stockholders (the “July 2025 Special Meeting”) virtually via live webcast. Only stockholders of record at the close of business on June 18, 2025, the record date for the July 2025 Special Meeting, were entitled to vote at the Special Meeting. As of the record date, 62,125,336 shares of the Company’s common stock were outstanding and entitled to vote at the July 2025 Special Meeting. Based on the estimated preliminary voting results present at the meeting or by proxy were holders of 35,076,578 shares of the Company’s common stock, which represented approximately 56% of the voting power of all shares of common stock as of the record date and constituted a quorum for the transaction of business at the July 2025 Special Meeting. During the July 2025 Special Meeting, our stockholders approved two proposals: (i) to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 100 million to 500 million; and (ii) to adopt the Company’s Amended and Restated 2023 Equity Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 8,000,000 shares to 8,034,166 shares.

September 2025 Special Meeting of Stockholders

On September 24, 2025, the Company convened a special meeting (the “September 2025 Special Meeting”) virtually via live webcast. Only stockholders of record at the close of business on August 22, 2025, the record date for the September 2025 Special Meeting, were entitled to vote at the September 2025 Special Meeting. As of the record date, 181,740,293 shares of the Company’s common stock were outstanding and entitled to vote at the September 2025 Special Meeting. Based on the estimated preliminary voting results present at the meeting or by proxy were holders of 81,092,892 shares of the Company’s common stock, which represented approximately 44.67% of the voting power of all shares of Common Stock as of the record date and constituted a quorum for the transaction of business at the September 2025 Special Meeting. Our stockholders voted on and approved one proposal: to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of common stock of the Company from 500 million to 2.5 billion.

Other Matters -

Addition of Sales Agents to ATM Offering

On August 19, 2025, the Company entered into an Amended and Restated Sales Agreement (the “Amended and Restated ATM Sales Agreement”) (which amended and restated the May 2025 ATM Sales Agreement) by and among the Company, A.G.P., Canaccord Genuity LLC (“Canaccord Genuity”), Societe Generale, B. Riley Securities, Inc. (“B. Riley”), and Citizens JMP Securities, LLC (“Citizens”) to add Canaccord Genuity, Societe Generale, B. Riley, and Citizens as additional sales agents and to make certain conforming changes.

Adoption of Inducement Award Plan

On August 19, 2025, the Board adopted the SharpLink Gaming, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Inducement Award Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board or the independent members of the Board. The Board reserved 3,000,000 shares of the Company’s common stock for issuance under the Inducement Award Plan, subject to adjustment as provided in the plan document. The terms of the Inducement Award Plan are substantially similar to the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the Inducement Award Plan and equity awards under the Inducement Award Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Board also adopted a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Time-Based Grant) (the “Inducement Time-Based RSU Grant Package”) and a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Performance-Based Grant) (the “Inducement Performance-Based RSU Grant Package”) for use under the Inducement Award Plan.

2025 Share Repurchase Plan

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1.5 billion of the Company’s outstanding shares of common stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program does not obligate the Company to repurchase shares of common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors. In connection with the 2025 Repurchase Program, on August 21, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with The Benchmark Company, LLC (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of the Company’s common stock in the open market pursuant to Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.01 for each share of common stock repurchased pursuant to the Repurchase Agreement. As of September 30, 2025, the Company has repurchased 1,938,450 shares of its Common Stock pursuant to the 2025 Repurchase Program at an average price of $16.33 per share.

Appointment of Superstate as Digital Transfer Agent

On September 25, 2025, we announced that financial technology firm, Superstate, was appointed by the Company as its Digital Transfer Agent in connection with our plans to tokenize our SEC-registered common stock directly on the Ethereum blockchain. By enabling its equity to be tokenized natively onchain, SharpLink aims to demonstrate how public companies can use blockchain infrastructure to create shareholder value, improve market efficiency and drive forward the next generation of capital markets. SharpLink intends to partner with Superstate to tokenize its equity on Ethereum through its Opening Bell platform, expanding Superstate’s multichain capital markets infrastructure. SharpLink and Superstate also intend to closely collaborate on advancing how tokenized public equities can ultimately trade on Automated Market Makers (“AMMs”) and other DeFi protocols in a fully compliant manner. This initiative aligns with the SEC’s broader Project Crypto innovation agenda aimed at modernizing U.S. securities regulation to better enable digital assets, blockchain and onchain markets.

Reverse Stock Split

On May 5, 2025, we effected a one-for-twelve (1:12) reverse stock split of all the Company’s common stock, whereby the Company decreased the number of issued and outstanding shares of common stock from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Acquisition of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, we entered into a subscription agreement (“Subscription Agreement”) with U.K.-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair. The investment was recorded at cost and will be measured at cost minus impairment, adjusted for any observable price changes. There was no impairment as of September 30, 2025.

Results of Operations

The following table provides certain selected financial information for the periods presented:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	Change	% Change	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024	Change	% Change
Revenue from staking	$10,273,809	$-	$10,273,809	100.0%	$10,302,343	$-	$10,302,343	100.0%
Revenue from affiliate marketing	569,758	881,690	$(311,932)	-35.4%	1,980,246	2,838,908	$(858,662)	-30.2%
Revenues and gains from operations	10,843,567	881,690	9,961,877	1,129.9%	12,282,589	2,838,908	9,443,681	332.7%

Other operating income
Realized gain on crypto assets at fair value, net	6,307,776	-	6,307,776	100.0%	11,681,359	-	11,681,359	100.0%
Unrealized gain on crypto assets at fair value, net	107,326,140	-	107,326,140	100.0%	104,889,114	-	104,889,114	100.0%
Total operating income	113,633,916	-	113,633,916		116,570,473	-	116,570,473

Operating expenses
Cost of revenues from affiliate marketing	430,569	709,045	(278,476)	-39.3%	1,528,707	2,098,921	(570,214)	-27.2%
Selling, general, and administrative expenses	12,045,432	970,080	11,075,352	1141.7%	15,435,938	4,426,835	11,009,103	248.7%
Stock-based compensation, related party	130,620	-	130,620	100.0%	16,509,988	-	16,509,988	100.0%
Impairment of crypto assets at cost	6,950,189	-	6,950,189	100.0%	94,763,484	-	94,763,484	100.0%
Total operating expenses	19,556,810	1,679,125	17,877,685	1064.7%	128,238,117	6,525,756	121,712,361	1865.1%

Operating income (loss)	104,920,673	(797,435)	105,718,108	-13,257%	614,945	(3,686,848)	4,301,793	100.0%

Total other income	118,948	16,178	102,770	635.2%	167,503	276,894	(109,391)	-39.5%
Net income (loss) before income taxes	105,039,621	(781,257)	105,820,878	-13,545%	782,448	(3,409,954)	4,192,402	-122.9%
Income tax expense	(792,346)	(6,735)	(785,611)	11,665%	(822,440)	(55,513)	(766,927)	1381.5%
Net income (loss) from continuing operations	104,247,275	(787,992)	105,035,267	-13,329%	(39,992)	(3,465,467)	3,425,475	-98.8%
Net income (loss) from discontinued operations, net of tax	22,930	(97,139)	120,069	-123.6%	(87,431)	14,467,733	(14,555,164)	-100.6%
Net income (loss)	$104,270,205	$(885,131)	$105,155,336	-11,880%	$(127,423)	$11,002,266	$(11,129,689)	-101.2%

For the Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue and gains (loss) from operations

For the three months ended September 30, 2025, revenues and gains (losses) from operations increased 1,129.9% to $10,843,567 compared to $881,690 reported for the same three-month period in the prior year. The notable increase was due to revenues from staking generated by our ETH Treasury Management segment, launched on June 2, 2025, which was $10,273,809, or 94.8% of our total revenues for the quarter ended September 30, 2025. The revenues from staking have immaterial costs and therefore nearly 100% gross margin. The increase in revenues was offset by a 35.4% decline in revenues generated in our Affiliate Marketing Segment, which generated $569,758 in revenues compared to $881,690 for the three months ended September 30, 2025 and 2024, respectively. The decrease in affiliate marketing revenues was primarily due to softening market conditions in the global iGaming industry, changes in customer pricing structures and the loss of customers due primarily to evolving regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Other Operating Income

We recognized a gain on crypto assets at fair value of $6,307,776 and recorded an unrealized gain on crypto assets of $107,326,140 for the three months ended September 30, 2025 as compared to $0 and $0, respectively for the same three-month period in the prior year, resulting from fair value accounting adjustments.

Total Operating Expenses

For the three months ended September 30, 2025, cost of revenues - affiliate marketing decreased $278,476 to $430,569 compared to the same three-month period in the prior year. This decrease is reflective of the decrease in revenues from Affiliate Marketing Segment. For the three months ended September 30, 2025, total selling, general and administrative expenses increased 1,141.7% to $12,045,432 from $970,080 reported for the same three-month period in the prior year. The increase was directly attributable to the following: $3,145,826 in asset manager fees, $4,879,127 in higher compensation costs, $1,798,497 in accounting, legal and compliance fees, $657,114 in custodial and banking fees each incurred to establish and support our ETH Treasury Management strategy. We also recognized an impairment loss on LsETH, crypto assets of $6,950,189 compared to $0 for the three months ended September 30, 2024.

Operating Income (Loss)

Net income from operations increased 13,329.5% to $104,247,275 for the three months ended September 30, 2025, compared to a net loss from operations of $(787,992) reported for the same three-month period in 2024. This is attributable to the impairment on crypto assets of LsETH of $6,950,189 offset by a $6,307,776 net realized gains on our crypto assets and an unrealized gain on our crypto assets which totaled $107,326,140 for the three months ended September 30, 2025.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended September 30, 2025, net income from discontinued operations, net of tax climbed 123.6% to $22,930, which compared to a net loss from discontinued operations, net of tax of $(97,139) for the three months ended September 30, 2024. The increase in net income from discontinued operations is due to the wind down of certain MTS business amounts.

Net Income (Loss)

As a result of the aforementioned reasons, net income for the three months ended September 30, 2025 totaled $104,270,205, climbing 11,880.2% when compared to net loss of $(885,131) reported for the three months ended September 30, 2024.

For the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue and gains (loss) from operations

For the nine months ended September 30, 2025, revenues rose 332.7% to $12,282,589 compared to $2,838,908 reported for the same nine-month period in the prior year. The increase was due to revenues generated by our ETH Treasury Management segment, launched on June 2, 2025, which was $10,302,343, or 84% of our total revenues for the quarter ended September 30, 2025. The revenues from staking have immaterial costs and therefore nearly 100% gross margin. The increase in revenues was offset by a 30.2% decline in revenues generated in our Affiliate Marketing Segment, which generated $1,980,246 in revenues compared to $2,838,908 for the nine months ended September 30, 2025 and 2024, respectively. The decrease in affiliate marketing revenues was primarily due to softening market conditions in the global iGaming industry, changes in customer pricing structures and the loss of customers due primarily to evolving regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Other Operating Income

We recognized a net gain on crypto assets at fair value of $11,681,359 and recorded an unrealized gain on crypto assets of $104,889,114 for the nine months ended September 30, 2025 as compared to $0 and $0 for the same nine-month period in the prior year, resulting from fair value accounting adjustments.

Total Operating Expenses

For the nine months ended September 30, 2025, cost of revenues - affiliate marketing decreased $570,214 to $1,528,707 compared to the same period in the prior year. This decrease is reflective of the decrease in revenues from Affiliate Marketing Segment. For the nine months ended September 30, 2025, total selling, general and administrative expenses increased 248.7% to $15,435,938 from $4,426,835 reported for the same nine-month period in the prior year. The increase was directly attributable to the following: $3,523,667 in asset manager fees, $5,347,502 in higher compensation costs, $1,442,761 in accounting, legal and compliance fees, $734,635 in custodial and banking fees each incurred to establish and support our ETH Treasury Management strategy. We also recognized an impairment loss on LsETH, crypto assets at cost of $94,763,484 compared to $0 for the nine months ended September 30, 2024.

Operating Income (Loss)

Net loss from continuing operations decreased 98.8% to $(39,992) for the nine months ended September 30, 2025, compared to a net loss from continuing operations of $(3,465,467) reported for the same nine-month period in 2024. This is attributable to the impairment on LsETH crypto assets at cost of $94,763,484 offset by a $11,681,359 net realized gains on crypto assets and unrealized gain on crypto assets of $104,889,114.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the nine months ended September 30, 2025, net loss from discontinued operations, net of tax decreased 100.6% to $(87,431), which compared to a net income from discontinued operations, net of tax of $14,467,733 for the nine months ended September 30, 2024. The decrease to the net loss from discontinued operations is due to the gain on the sale of the SHGN and Sports Gaming Client Services business operations in the first quarter of 2024.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the nine months ended September 30, 2025 totaled $(127,423), declining 101.2% when compared to net income of $11,002,266 reported for nine months ended September 30, 2024.

Cash Flows

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

As of September 30, 2025, cash on hand was $11,128,231, a 674.6% increase when compared to cash on hand of $1,436,729 as of December 31, 2024. The increase was due to net proceeds raised from the PIPE, ATM and registered direct offerings completed in the second and third quarters of 2025.

For the nine months ended September 30, 2025, net cash used in operating activities from continuing operations totaled $(8,183,743) compared to net cash used in operating activities from continuing operations of $(4,434,002) in the prior year. Net cash used in operating activities from discontinued operations was $(225,981), which compared to net cash used in operating activities of $(17,112,182) from discontinued operations for the same nine-month period in 2024. Overall, net cash used in operating activities was $(8,409,724) and $(21,546,184) for the nine months ended September 30, 2025 and 2024, respectively. The change in the operating cash flows was largely attributable to cash used in discontinued operations during the nine months ended September 30, 2024.

For the nine months ended September 30, 2025, net cash used in our investing activities from continuing operations totaled $(2,904,521,792), an increase of 1,958,895.7% when compared to cash provided by investing activities from continuing operations of $148,281 for the same nine-month period in 2024. For the nine months ended September 30, 2025 and 2024, net cash used in investing activities from discontinued operations was $0 and $(18,857,834), respectively. The increase in net cash used in investing activities for the nine months ended September 30, 2025 versus 2024 was due to our new ETH Treasury Management strategy and the related purchases of $2,539,611,653 of ETH crypto assets. The decrease in total cash used in investing activities for discontinued operations is due to cash received from the sale of business in January 2024 of $22,500,000, net of the cash transferred of $41,357,834. The majority of the cash transferred of $41,357,834 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,959,573 and $4,888,704, respectively.

For the nine months ended September 30, 2025, net cash generated by financing activities from continuing operations was $2,922,567,907, a 23,788.1% increase when compared to net cash used by financing activities from continuing operations of $(12,337,694) for the same nine-month period in 2024. Cash generated by financing activities related to gross cash proceeds from the sale of our Common Stock of $2,147,072,919, a registered offering with gross cash proceeds of $4,500,000 and $902,086,156 raised from private placements of our equity securities. For the nine months ended September 30, 2025 net cash used in financing activities from discontinued operations was $0 compared to net cash used by financing activities of $(5,835,352) for the nine months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2025, we had working capital of $35,431,545. For the three and nine months ended September 30, 2025, we had net income from continuing operations of $104,247,275 and $(39,992) compared to a net loss from continuing operations of $(787,992) and (3,465,467) reported for the same three- and nine-month periods in 2024.

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances, USDC stablecoins, cash flow from operations, and proceeds from equity financing transactions, including pursuant to our at-the-market offering facility under the Amended and Restated ATM Sales Agreement with A.G.P.

Under our Treasury Reserve Policy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire ETH, some of which are classified as indefinite-lived intangible assets. As of September 30, 2025 and December 31, 2024, we held approximately 580,841 and 0 ETH in crypto assets at fair value, respectively, all of which are unencumbered. As of September 30, 2025 and December 31, 2024, we held approximately 236,906 and 0 LsETH in crypto assets at cost, respectively. As of November 9, 2025, we held approximately 861,251 in total ETH holdings, comprised of 637,752 in native ETH and 223,499 in ETH as if redeemed from LsETH, all of which are unencumbered. As discussed further below, although we do not anticipate needing to use our ETH to meet our obligations in the next 12 months, we believe our substantial ETH holdings can serve as a source of liquidity, if necessary.

Short-Term and Long-Term Liquidity

Short-Term Liquidity — Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next 12 months. We expect that our cash and cash equivalents as of September 30, 2025, together with cash and cash equivalents generated by our operations, will be sufficient to satisfy these needs over the next nine months. We anticipate being able to use proceeds from financings to meet these needs. Although we do not anticipate needing to use our ETH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ETH to meet such needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity — Beyond the next 12 months, our long-term cash needs are primarily for obligations related to working capital needs. We expect our cash and cash equivalents as of September 30, 2025, together with cash and cash equivalents generated by our operations, will be sufficient to satisfy these needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Availability of ETH for Liquidity — We do not believe we will need to sell or engage in other transactions with respect to any of our ETH within the next 12 months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our ETH as part of treasury management operations, as noted above. The ETH market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the ETH market, we may not be able to sell our ETH at reasonable prices or at all. As a result, our ETH are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our ETH, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item 1A. Risk Factors” for additional information.

Off-Balance Sheet Arrangements

On September 30, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the nine months ended September 30, 2025.

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

Evaluation of Disclosure and Control Procedures

The Company’s management, with the participation of the Co-Chief Executive Officers and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of 2025, we began the implementation of our ETH Treasury Management Strategy (“ETH Strategy”), as further described in Notes 1 and 3 to the accompanying condensed consolidated financial statements, included in Item 1 of this quarterly report, and accordingly have implemented new and additional internal controls surrounding the acquisition, safeguarding, custody, accounting and reporting of our digital assets.   We continue to implement and enhance policies, processes, people, technology and operations related to our ETH Treasury Management Strategy and will continue to evaluate the impact of any related changes to internal controls over financial reporting during the remainder of the year. Other than the changes related to the ETH Strategy described above, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described in this section may not be the only ones we face. Additional risks and uncertainties that are not currently known to us, or that we currently deem immaterial, may also impair our business operations or financial condition. If any of the risks described below or any such additional risks actually occur, our business, financial condition, results of operations and the market price of our securities could be materially adversely affected. In particular, because we have adopted a treasury strategy centered on acquiring and holding ETH, and a substantial portion of our assets are concentrated in ETH and related digital intangible asset holdings, our financial results and the market price of our securities are subject to significant volatility and may be adversely impacted by events affecting the price, perception, regulation, or technological underpinnings of ETH. The following risk factors highlight the material risks associated with our ETH Treasury Management strategy and related exposures.

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

We have also adapted our process for analyzing the U.S. federal securities law status of ETH and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that ETH is not a “security” is premised, among other reasons, on our conclusion ETH does not meet the elements of the Howey test. Among the reasons for our conclusion that ETH is not a security is that holders of ETH do not have a reasonable expectation of profits from our efforts in respect of their holding of ETH. Also, ETH ownership does not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of ETH is such that it has drawn significant attention from legislative and regulatory bodies. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our conclusion, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that ETH, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if Ether was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition and prospects.

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

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. With respect to Section 3(a)(1)(A), following the PIPE Offering, the proceeds of the PIPE Offering are expected to be used to acquire ETH, which will result in our ownership or holding of ETH in excess of 40% of our total assets. Since we believe ETH is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

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

Legislative or regulatory change regarding the regulation of “commodities” by the Commodities Futures Trading Commission (“CFTC”) and the potential regulation of digital assets as “digital commodities” could subject us to additional regulatory burdens and oversight by the CFTC and could adversely affect the market price of ETH and the market price of our listed securities.

The CFTC has stated it believes, and judicial decisions involving CFTC enforcement actions have confirmed, that at least some digital assets fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”) and the rules promulgated by the CFTC thereunder (“CFTC Rules”). While the CFTC has enforcement authority to police against fraud and manipulation in spot commodity markets (including the spot market for digital assets that are commodities), the CFTC only has regulatory and supervisory jurisdiction with respect to “commodity interest” transactions, such as futures, options, and swaps on a commodity (including a digital asset commodity) and certain leveraged, margined, or financed transactions in commodities involving retail customers. Accordingly, we are not currently regulated or supervised by the CFTC and are not subject to the legal and regulatory obligations that are applicable to CFTC-registered entities under the CEA and CFTC Rules.

The regulation of digital assets in the U.S. is subject to change because of the enactment and adoption of new laws and regulations. For example, the proposed CLARITY Act recently passed by the U.S. House of Representatives and other draft digital asset market structure and regulation bills have proposed granting the CFTC additional regulatory and supervisory powers with respect to spot digital assets as “digital commodities.” While it is not possible to predict if and in what form such proposals will be adopted, if any, changes to or expansion of the jurisdiction of the CFTC with respect to activities in spot digital assets could result in the imposition of additional regulatory obligations and burdens, which could include registration, disclosure, reporting, and business conduct requirements. For example, it is possible that if the CLARITY Act were to become law as currently proposed, our ETH Treasury Management strategy could cause us to be deemed a “commodity pool” under the CEA such that our operators and advisors may need to register with the CFTC as commodity pool operators and comply with other CFTC regulations as well as the rules of the National Futures Association. Such additional regulatory burdens and oversight could materially increase the cost of our business, could adversely affect the market price of ETH, and in turn could adversely affect the market price of our listed securities.

We may be subject to regulatory developments related to digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations.

As digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets are unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of digital assets. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of digital assets or the ability of individuals or institutions such as us to own or transfer digital assets.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” (the “Executive Order”) aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self-custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the Commodities Futures Trading Commission (the “CFTC”) authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a central bank digital currency (“CBDC”), and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch digital asset innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail.

It is difficult to predict whether, or when, as a result of these developments, Congress will grant additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ETH held by the Company specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on our business, results of operations, financial condition, and prospects, as well as the market price of ETH, which in turn could adversely affect the market price of our listed securities.

Our Common Stock may not always trade at a premium to the value of the digital assets we hold, and may trade at a discount thereto.

Although our common stock, par value $0.0001 per share has, and may in the future trade at a premium to the value of our holdings of Ether (“ETH”), to the extent investors view our Common Stock as providing exposure to ETH, it is possible that the price of our Common Stock may not always trade at such a premium, and may trade at a discount thereto. This may occur due to the rise in other traditional investment vehicles providing exposure to digital assets, including ETH, as well as the increase in the number of investors who may wish to purchase digital assets, including ETH, directly, among other reasons. For example, the Securities and Exchange Commission (the “SEC”) has recently provided guidance that will allow broker-dealers to custody digital assets on behalf of investors. The SEC has also rescinded Staff Accounting Bulletin 121 which, by forcing public companies to include on their balance sheets digital assets custodied on behalf of third parties, effectively prevented publicly traded banks from providing digital asset custodial services. Any movement of investor funds to such other sources, or a change in the market’s perception of digital asset treasury vehicles or in investor sentiment generally, could result in a decrease in price of our Common Stock and may impair our ability to engage in future financings.

The concentration of our ETH holdings enhances the risks inherent in our ETH Treasury Management strategy.

While ETH concentration is monitored as the total number of ETH units (including native-staked and liquid-staked ETH) held by us divided by 1,000 assumed diluted shares outstanding and is used to evaluate our capital allocation strategy and digital asset leverage on a per-share basis, significant swings in the price of ETH may lead to increased risks in our ETH Treasury Management strategy.

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

Moreover, the risks of engaging in an ETH Treasury Management strategy could create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

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

Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ETH-focused treasury strategy, including staking, restaking, liquid staking, and other decentralized finance activities, exposes us to significant operational risks.

Staking ETH involves holding a certain amount of ETH in a smart contract and running a piece of software known as a “validator node.” Validators are randomly selected to propose a new block of transactions to be added to the Ethereum blockchain. When an Ethereum participant attempts a transaction, that participant is required to pay a minimum “gas” fee. A participant can opt to pay an additional fee to ensure that its transaction is added to the blockchain more quickly. These fees are denominated in ETH. The validator chosen to propose a block will (when that block is successfully confirmed by the other validator nodes) receive the gas fees for all transactions in the block (known as “execution layer rewards”). In addition, the Ethereum blockchain automatically issues ETH as rewards to validators who successfully propose a block, known as “consensus layer rewards.” The Ethereum network also automatically imposes penalties on validators that experience downtime or that propose incorrect blocks. These penalties are known as “slashing” and will reduce the number of ETH that are “staked” to the validator node.

Although we currently do not operate any validators, we may choose to operate our own validator services, or we may seek to continue to “delegate” our ETH to third party validation service providers. If we choose to use a third-party validation service, we will have to share our staking rewards with that third-party validator, but that third-party validator may have more sophisticated technology which would enable those rewards to be greater. In either case, staking increases the risk of loss of ETH, including through slashing penalties and through increasing vulnerabilities to hacking in the staking smart contracts. Validators also need to maintain uptime to maximize their rewards. Further, the ETH ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs, and it could cause temporary service disruptions. Technical failures or operational errors could impact our ability to obtain ETH rewards or gas fees, which could result in our failure to meet our financial projections.

Staked ETH is also subject to lock-up periods during which it cannot be withdrawn or sold. This lack of liquidity could limit our ability to respond to market changes or our financial needs. We may seek to mitigate this risk through so-called “liquid staking” arrangements, where we deposit ETH into a smart contract and receive in exchange a “liquid staking token” which would allow us, or any person to whom we transfer that liquid staking token, to later withdraw our ETH and associated rewards. The smart contract would then automatically delegate our ETH to a third-party staking service provider. We could engage in other DeFi activities with liquid staking tokens. While we anticipate that the price of liquid staking tokens will correlate to ETH itself, there is a possibility that prices will diverge. This could especially happen if the validators deployed by the liquid staking contract are subject to slashing penalties, in which case we may be able to withdraw fewer ETH than we originally deposited.

Any of these operational risks could materially and adversely affect our ability to execute our ETH Treasury Management strategy and may prevent us from realizing positive returns and could severely hurt our financial condition.

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

Our ETH Treasury Management strategy exposes us to various risks, including risks associated with ETH, which include the following:

ETH is a highly volatile asset. ETH is a highly volatile asset that has traded below $1,500 per ETH and above $4,000 per ETH on the Coinbase exchange in the 12 months preceding the date of this Quarterly Report on Form 10-Q. The trading price of ETH decreased following the launch of our ETH Treasury Management strategy to the end of this quarter, and such declines may occur again in the future.

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

We primarily purchase ETH using proceeds from equity financings. Our ability to achieve the growth objectives of our ETH Treasury Management strategy depends in significant part on our ability to continue raising capital to purchase ETH. If we are unable to obtain equity, equity-linked or debt financing on favorable terms or at all, we may not be able to successfully execute on our ETH Treasury Management strategy.

Our ETH Treasury Management strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold ETH and to stake such ETH to generate staking rewards. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe ETH has the potential to serve as a hedge against inflation in the long term, the short-term price of ETH declined in recent periods during which the inflation rate increased. If ETH prices were to decrease or our ETH Treasury Management strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

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

Changes in the accounting treatment of our ETH holdings or LsETH holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our ETH holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ETH in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ETH holdings. Due in particular to the volatility in the price of ETH, we expect the measurement at fair value to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our ETH on our balance sheet. ASU 2023-08 could also have adverse tax consequences. In addition, on September 30, 2025, the Treasury and the IRS issued interim guidance (the “Interim Guidance”) which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI for purposes of determining whether it is subject to the 15% CAMT under the Inflation Reduction Act. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, our LsETH holdings as of September 30, 2025 are accounted for at cost-less-impairment. Significant declines in the price of LsETH may result in material impairment within our financial results.

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

ETH is a highly volatile asset, and fluctuations in the price of ETH are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of ETH decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in ETH, including due to the various factors described herein;
●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, miners and investors; (ii) actual or expected significant dispositions of ETH by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of ETH associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for ETH or spot ETH exchange-traded products (“ETPs”);
●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, ETH or the broader digital assets industry, for example, (i) public perception that ETH can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the ETH ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of ETH and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in ETH related processes, and (v) changes in government regulations ;
●	changes in consumer preferences and the perceived value or prospects of ETH;
●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;
●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for ETH purchase and sale transactions to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of ETH or adversely affect investor confidence in digital assets generally;
●	developments relating to the ETH protocol that may impact (i) its security, speed, scalability, usability, or value, (b) failures to upgrade the protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the ETH protocol that introduce software bugs, security risks or other elements that adversely affect ETH;
●	disruptions, failures, unavailability, or interruptions in service of trading venues for ETH;
●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of ETH, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;
●	reductions in staking rewards of ETH, or increases in the costs associated with ETH staking, including increases in electricity costs and hardware and software used in staking, or new or enhanced regulation or taxation of ETH staking, which could further increase the costs associated with ETH staking, any of which may cause a decline in support for the Ethereum protocol;
●	transaction congestion and fees associated with processing transactions of ETH or lengthened periods to exit ETH staking or other delays to unstaking or withdrawing ETH from staking protocols;
●	ETH staking exposes us to slashing risks, defined as a punitive mechanism built into the Ethereum network, designed to penalize validators and their delegators for misbehavior or failing to follow network rules, which could result in the loss of our staked ETH;
●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations;
●	changes in national and international economic and political conditions, including, without limitation, federal government policies, trade tariffs and trade disputes, the adverse impacts attributable to the current conflict between Russia and Ukraine and the economic sanctions adopted in response to the conflict, and the broadening of the Israel-Hamas conflict to other countries in the Middle East; and
●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the ETH blockchain becoming insecure or ineffective

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

Forks in the Ethereum protocol may lead to disruptions, security risks or declines in ETH value and therefore the value of the Company’s common stock. A “fork” occurs when a change to the Ethereum network’s source code creates two incompatible versions of the blockchain, resulting in separate networks. Forks may be planned (e.g., upgrades to the Ethereum protocol like the Merge or Dencun) or unplanned (e.g., due to software bugs or validator disagreement). Planned forks are designed to improve performance or introduce new features, but they may introduce bugs, security vulnerabilities, or unexpected economic consequences. Unplanned forks can arise from client software inconsistencies or protocol failures, causing network instability or fragmentation. In either case, forks may result in operational outages, user confusion, replay attacks and reduced validator participation, all of which could undermine confidence in the Ethereum network and adversely affect the price of ETH. Our ETH holdings, staking activities and related treasury strategy could be materially negatively impacted in the event of such a fork.

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

We plan to purchase additional digital assets using primarily proceeds from equity and debt financings, but we may be unable to obtain such financings on favorable terms.

Our ability to achieve the objectives of our digital asset acquisition strategy depends in significant part on our ability to obtain equity and debt financing. The terms of debt or equity securities that we issue may require us to make periodic payments to the holders of those securities. If we are unable to obtain equity or debt financing on favorable terms or at all, we may not be able to successfully execute on our digital asset acquisition strategy.

Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our digital asset holdings, investor sentiment and the public perception of ETH and other digital assets, our strategy and our value proposition. Accordingly, a significant decline in the market value of our digital asset holdings, our inability to monetize our ETH through staking, decentralized finance or other yield-generating activities, or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing.

ETH constitutes the vast bulk of assets on our balance sheet. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell ETH to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of ETH may have a material adverse effect on our operating results and financial condition and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our ETH in amounts and at prices sufficient to satisfy our financial obligations, including any debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our future indebtedness or any newly issued preferred stock could have a material adverse effect on our financial condition. Such actions could cause significant variation in our operating results in any quarter.

There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin’s issuer in reserve accounts, among other factors such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. For example, Circle, which issues USDC, reports that it holds cash and short-term cash equivalents to back its USDC stablecoins. We regularly transact in and hold stablecoins; as of September 30, 2025, USDC is the only stablecoin that we held. A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions ofits stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. In extreme cases, such as a request to immediately redeem all or substantially all of a particular stablecoin in circulation, even stablecoins backed by reserves comprised primarily of cash and cash equivalents may be subject to instability or an inability of the stablecoin issuer to meet all redemption requests, as the market for short-dated U.S. government obligations might not be sufficiently price stable. Market participants have increasingly shown concern about the actual underlying liquidity and reserves for dollar stablecoins such as USDC. For example, according to reports, Circle had more than $3 billion of its USDC reserve funds on deposit at SVB which became temporarily inaccessible when SVB was placed into FDIC receivership in March 2023. Although these funds were ultimately made available, concerns related to Circle’s access to these funds caused USDC to temporarily fall below its$1.00 peg, and the total market capitalization of USDC decreased following this temporary depegging. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the crypto economy, causing the prices of other stablecoins and digital assets to become more volatile.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries ,such as crypto asset spot markets, that support stablecoins, could have a significant impact on the global crypto market and may adversely affect our business.

Because stablecoins purport to be backed by underlying reserve assets, a fundamental issue in the event of the bankruptcy or insolvency of the issuer of a given stablecoin is which party possesses beneficial ownership of the underlying reserve assets: the holder of the stablecoin, or the issuer. If a particular stablecoin were structured in a manner that entitles its holder only to a contractual right to payment from the issuer (even if such payments are to be derived from the underlying assets), then the assets underlying the stablecoins may be considered to be the property of the issuer’s bankruptcy estate, such that all of the issuer’s creditors would be entitled to their pro rata share of such assets, with the stablecoin holder being treated as an unsecured creditor of the issuer. In such an event, if the issuer were to have insufficient funds or assets to satisfy the claims of its creditors, then the holder of a stablecoin would likely receive only a partial recovery, and not the full purported value of its stablecoin holdings. Conversely, if a particular stablecoin were structured in a manner that entitles its holder to absolute beneficial ownership of the underlying reserve assets, whereby the issuer holds bare legal title to the underlying assets but has no beneficial interest or property rights in such assets, then the holders would likely have a stronger claim on the underlying assets in the event of a bankruptcy or insolvency of the issuer. However, due to the novelty of stablecoins, courts have not yet considered the treatment of underlying reserve assets in the context of a bankruptcy or insolvency of a stablecoin issuer, and there can be no certainty as to a court’s determination in such circumstances.

Blockchain technology may expose us to sanctioned or blocked persons or may result in unintentional or inadvertent violations of economic sanctions and anti-money laundering laws and regulations.

We are subject to the rules enforced by the Office of Foreign Assets Control of the U.S. Department of the Treasury (“OFAC”), including prohibitions on conducting direct or indirect business with persons named on, or owned by persons named on, OFAC’s various sanctions lists, including the Specially Designated Nationals and Blocked Persons list (“SDN List”). We are also prohibited from direct or indirect dealings with persons located, organized, or resident in jurisdictions subject to comprehensive U.S. economic sanctions (as of today, Cuba, Iran, North Korea, the so-called Donetsk People’s Republic, the so-called Luhansk People’s Republic, and the Crimea region of Ukraine), and may be prohibited from dealing with persons in other jurisdictions subject to targeted U.S. sanctions such as Venezuela, Russia, and Belarus.

U.S. sanctions compliance obligations apply to all U.S. persons and cover transactions in digital assets. U.S. sanctions authorities and law enforcement have, in recent years, directed significant attention to sanctions compliance among the digital assets industry. For example, OFAC has issued updated advisories regarding the use of virtual currencies, added a number of digital asset exchanges and service providers to the SDN List, and engaged in several enforcement actions, including a series of enforcement actions that have either shut down or significantly curtailed the operations of several smaller digital asset exchanges associated with Russian and/or North Korean nationals.

Because of the pseudonymous nature of blockchain transactions and decentralized applications, we may inadvertently and without knowledge, directly or indirectly engage in transactions with or for the benefit of prohibited persons under U.S. sanctions regulations, especially when engaging in DeFi activities where it may be impossible for us to determine the identity of our counterparties. OFAC may impose civil penalties for sanctions violations on a “strict liability” basis, meaning we may be held responsible for transacting with prohibited parties even if we have no knowledge that a particular counterparty is a prohibited person under U.S. sanctions regulations. In addition, we may be subject to non-U.S. economic sanctions laws and regulations to the extent we conduct activity within the jurisdiction of other sanctions regimes, including those of the European Union and United Kingdom.

OFAC and other governmental authorities have significant discretion in the interpretation and enforcement of U.S. economic sanctions laws and regulations. Moreover, economic sanctions laws and regulations continue to evolve, often with little or no notice, which could raise operational or compliance challenges. If it is determined that we have transacted with prohibited persons under U.S. sanctions regulations, even inadvertently, this could result in substantial reputational harm, fines or penalties, and costs associated with governmental inquiries and investigations. Despite our compliance efforts and activities we cannot assure compliance by our employees or representatives for which we may be held responsible, and any or all of the foregoing could have a material adverse effect on our business, prospects, operations or financial condition.

In addition, there has been increasing focus on the extent to which digital assets can be used to launder the proceeds of illegal activities or fund criminal or terrorist activities. This misuse, or the perception of such misuse, could lead to greater regulatory oversight of ETH and ETH platforms, and there is the possibility that law enforcement agencies could close or blacklist ETH platforms or other ETH-related infrastructure with little or no notice and prevent users from accessing or retrieving ETH held via such platforms or infrastructure.

We have recently implemented policies and procedures reasonably designed to promote compliance with applicable anti-money laundering laws and regulations and take care to only acquire our ETH through entities subject to anti-money laundering regulation and related compliance rules in the United States, if we are found to have purchased any of our ETH from bad actors that have used ETH to launder money or otherwise engage in illicit financial activity, we may be subject to regulatory proceedings and further transactions or dealings in ETH may be restricted or prohibited.

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

Changes in regulatory interpretations could require us to register as a money services business or money transmitter, leading to increased compliance costs or operational shutdowns.

The Financial Crimes Enforcement Network, a division of the U.S. Treasury Department (“FinCEN”) regulates providers of certain services with respect to “convertible virtual currency,” including ETH. Businesses engaged in the transfer of convertible virtual currencies are subject to registration and licensure requirements at the U.S. federal level and also under U.S. state laws. While FinCEN has issued guidance that cryptocurrency mining, without engagement in other activities, does not require registration and licensure with FinCEN, FinCEN has not made similar pronouncements with respect to the operation of Ethereum validators. In addition, our engaging in decentralized finance activities could expose us to further risk in this regard.

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements—including those that would mandate us to implement anti-money laundering programs meeting certain requirements, make certain reports to FinCEN or state regulators, and maintain certain records—resulting in significant compliance costs and operational burdens.

We may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. Further, we may not be capable of complying with certain federal or state regulatory obligations applicable to “money services businesses” and “money transmitters,” such as monitoring transactions and blocking transactions, because of the nature of the Ethereum blockchain. If we are deemed to be subject to and determine not to comply with such additional regulatory and registration requirements, we may act to dissolve and liquidate. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors. Note – pretty small risk here. If this is a normal CYA then fine but if this causes any concern we should discuss.

We may engage in decentralized finance transactions and deploy ETH using liquid staking protocols, which present additional risk as opposed to simply holding our digital assets.

We intend to invest and deploy ETH using one or more decentralized finance protocols. All trading and investment activity involves risk, which is heightened in the case of decentralized finance due to the irrevocable nature of blockchain transactions and the possibility of errors in smart contracts. Decentralized finance protocols also attract hackers and persons looking to exploit flaws in or the ability to misuse smart contracts. We also may incur losses in connection with our decentralized finance activity due to human error or our inability to predict future price movements. Any losses we sustain in connection with decentralized finance activities could cause an adverse impact on our financial condition, results of operations, and the market price of our Common Stock.

Decentralized finance protocols also pose heightened regulatory concerns even beyond those that face digital asset networks and digital assets generally. The U.S. financial system is extensively regulated at both the federal and state level with a particular focus on intermediaries such as banks, broker-dealers, futures commission merchants, investment funds, investment advisers, financial asset exchanges, trading platforms, clearinghouses and custodians. U.S. laws and regulations impose specific obligations on financial services intermediaries both for the protection of their customers and for the protection of the U.S. financial system as a whole. These include, among others, capital requirements, activities restrictions, reporting and disclosure requirements and obligations to monitor the activities of their customers and to ensure that the intermediaries’ activities and the activities of their customers are conducted in accordance with applicable laws and regulations. Non-U.S. laws and regulatory requirements may impose similar obligations. By seeking to eliminate or substantially limit the role of traditional financial services intermediaries in lending, brokering, advisory, trading, clearing, custody and other financial services activities, DeFi protocols pose numerous challenges to the longstanding oversight framework developed under U.S. law and used by U.S. and other regulators. Legislative bodies and regulators may be required to adapt their regulatory models to accommodate decentralized financial activities, or take novel steps to supervise, limit or even prohibit decentralized financial activities. It is not possible to predict how or when these challenges will be resolved or what the impact on specific decentralized finance protocols will be, and it is likely that the decentralized finance industry will face a prolonged period of regulatory uncertainty. It is possible that some decentralized finance protocols will be subjected to costly and burdensome compliance regimes or even prohibited outright.

We have also deployed ETH using liquid staking protocols. Liquid staking protocols are even newer than many decentralized finance protocols and are a novel and evolving technology. Although the staff of the SEC’s Division of Corporation Finance has provided a statement that the staff does not generally believe liquid staking services are securities offerings, and that it does not believe receipt tokens obtained through such liquid staking services are generally securities, there is no guarantee that courts agree. It is also possible that the liquid staking protocols we use do not fit the specific scope of the staff statement. If it is determined that the liquid staking protocols we use, or the receipt tokens we receive, are securities offerings, the providers of liquid staking protocols may be required to pay fines or be subject to other third-party claims, and the ETH we have deposited with them may be available to their creditors to fulfill those claims. See “Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks” and “We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets and insolvency of our custodians.” There is also ongoing uncertainty as to the regulatory treatment of liquid staking services from other regulators and agencies.

Both decentralized finance protocols and liquid staking protocols typically rely on the use of smart contracts. Smart contracts are computer programs that run on a digital asset network or related protocol that execute automatically when certain conditions are met. Because smart contract functions typically cannot be stopped or reversed, vulnerabilities in or unforeseen consequences of their programming can have damaging effects for the underlying digital asset network or protocol and the value of digital assets that use or interact with such smart contracts. For example, in June 2016, a vulnerability in the smart contracts underlying a protocol that was deployed on the Ethereum network, The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of ETH from The DAO into a separate account. In the aftermath of the theft, certain developers of and core contributors to the Ethereum network pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ETH dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of ETH being indefinitely frozen in an account.

Other smart contracts, such as bridges between separate digital asset networks have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators. Initial problems and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of protocols, including liquid staking and decentralized finance protocols, built on smart contract platforms or other digital assets that rely on smart contract technology, including any liquid staking tokens such as LsETH. If any of the smart contracts with which we interact, whether decentralized finance, liquid staking, or otherwise, suffer from such manipulation or exploit, or otherwise do not function as intended or as we anticipate, our ETH and any LsETH or similar tokens we hold may be exposed.

Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

The governance of some digital asset networks and protocols, such as the Ethereum Network, is generally by voluntary consensus and open competition. For such networks and protocols, there may be a lack of consensus or clarity on that network’s or protocol’s governance, which may stymie such network’s or protocol’s utility, adaptability and ability to grow and face challenges. The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Ethereum Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. Core developers’ roles may evolve over time, generally based on self-determined participation. If a significant majority of users and validators were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant digital asset. As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

If the digital asset award or transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, or if certain jurisdictions continue to limit or otherwise regulate validating activities, validators may cease expanding validating power or demand high transaction fees, which could negatively impact the value of Ether and the value of our Common Stock.

In 2021, the Ethereum Network implemented the EIP-1559 upgrade. EIP-1559 changed the methodology used to calculate transaction fees paid to Ether validators (then called “miners”) in such a manner that reduced the total net issuance of Ether fees paid to miners. If the digital asset awards for validating blocks or the transaction fees for recording transactions on the Ethereum Network are not sufficiently high to incentivize validators, validators may cease validating blocks and confirmations of transactions on the Ethereum Network could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of our Common Stock:

●	If the profit margins of digital asset validating operations are not sufficiently high, digital asset validators are more likely to immediately sell digital assets earned by validating, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●	A reduction in digital assets staked by validators on the Ethereum Network could increase the likelihood of a malicious actor or botnet obtaining control. See “-If a malicious actor or botnet obtains control of more than 33% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum Network to adversely affect the value of our Common Stock.”

●	Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions on the Ethereum Network or a software upgrade automatically charges fees for all transactions on the Ethereum Network, the cost of using ETH may increase and the demand for ETH may correspondingly decrease. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum Network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum Network, the value of ETH and the value of our Common Stock.

●	To the extent that any validators cease to record transactions that do not include the payment of a transaction fee in validated blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Ethereum blockchain until a block is validated by a validator who does not require the payment of transaction fees or is willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the Ethereum Network.

●	During the course of ordering transactions and validating blocks, validators may be able to prioritize certain transactions in return for increased transaction fees, an incentive system known as “Maximal Extractable Value” or MEV. For example, in blockchain networks that facilitate DeFi protocols in particular, such as the Ethereum Network, users may attempt to gain an advantage over other users by increasing offered transaction fees. Certain software solutions have been developed which facilitate validators in capturing MEV produced by these increased fees. The MEV incentive system may lead to an increase in transaction fees on the Ethereum Network, which may diminish its use. Users or other stakeholders on the Ethereum Network could also view the existence of MEV as unfair manipulation of decentralized digital asset networks, and refrain from using DeFi protocols or the Ethereum Network generally. In addition, it’s possible regulators or legislators could enact rules which restrict the use of MEV, which could diminish the popularity of the Ethereum Network among users and validators. Any of these or other outcomes related to MEV may adversely affect the value of Ether and the value of our Common Stock.

Our Custodians’ digital asset insurance may not be sufficient to make us whole in the event of any loss of ETH.

As of the date of this filing, the insurance that covers losses of our ETH holdings may cover none or only a small fraction of the value of the entirety of our ETH holdings, and there can be no guarantee that such insurance will be maintained as part of the custodial services we have or that such coverage will cover losses with respect to our ETH. The insurance policies maintained by our custodians are shared among all of such custodian’s customers and are not specific to us and may not be available or sufficient to protect us as a result. Moreover, our use of custodians exposes us to the risk that the ETH our custodians hold on our behalf could be subject to insolvency proceedings and we could be treated as a general unsecured creditor of the custodian, inhibiting our ability to exercise ownership rights with respect to such ETH. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our ETH. The legal framework governing digital asset ownership and rights in custodial or insolvency contexts remains uncertain and continues to evolve, which could result in unexpected losses, protracted recovery processes or adverse treatment in insolvency proceedings.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. As of August 31, 2025, the Ethereum Network handled approximately 18 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions.

Many developers are actively researching and testing scalability solutions for public blockchains that do not necessarily result in lower levels of security or decentralization, such as off-chain payment channels and Layer 2 networks. Off-chain payment channels would allow parties to transact without requiring the full processing power of a blockchain. Layer 2 networks can increase the scalability of a blockchain by allowing users to transact on a second blockchain deployed on top of a “Layer 1” network. However, such off-chain channels and Layer 2 networks only periodically use the Ethereum Network, reducing the demand for ETH as gas fees.

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to transaction fees as high as $200.27 per transaction, on May 1, 2022. Transaction fees in 2025 have ranged from a high of $12.11 on January 19 to below $1.00 throughout much of September 2025. Increased transaction fees and decreased settlement speeds could preclude certain uses for Ether (e.g., micropayments), and could reduce demand for, and the price of, ETH, which could adversely impact the value of our Common Stock. However, reduced gas fees could signal lower demand for ETH.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of our Common Stock.

Cybersecurity incidents and other issues related to our information systems, technology and data may affect us materially and adversely

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The digital asset industry are a particular target for cybersecurity incidents, which may occur through intentional or unintentional acts by individuals or groups having authorized or unauthorized access to our systems or our clients’ or counterparties’ information, which may include confidential information. These individuals or groups include employees, vendors and customers, as well as hackers. The information and technology systems used by us and our service providers, and other third parties, are vulnerable to damage or interruption from, among other things: hacking, ransomware, malware and other computer viruses; denial of service attacks; network failures; computer and telecommunication failures; phishing attacks; infiltration by unauthorized persons; security breaches; usage errors by their respective professionals; power outages; terrorism; and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminals’ intent to commit cybercrime, and these efforts may not be successful in anticipating, preventing, detecting or stopping attacks, or reacting in a timely manner. The increasing sophistication and resources of cybercriminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Such threats may see their frequency increased, and effectiveness enhanced, by the use of artificial intelligence. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the Russia-Ukraine conflict or the ongoing Israel-Hamas conflict. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover any such losses.

To the extent the operation of our systems relies on our third-party service providers, through either a connection to, or an integration with, third parties’ systems, the risk of cybersecurity attacks and loss, corruption, or unauthorized access to or publication of our information or the confidential information and personal data of customers and employees may increase. Third-party risks may include insufficient security measures, data location uncertainty, and the possibility of data storage in inappropriate jurisdictions where laws, security measures or other controls may be inadequate or in which there are uncertainties regarding governmental intervention and use of such data, and our ability to monitor our third-party service providers’ data security practices are limited. Although we generally have agreements relating to cybersecurity and data privacy in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of data (including personal data) or enable us to obtain adequate or any reimbursement from our third-party service providers in the event we should suffer any such incidents. Due to applicable laws and regulations or contractual obligations, we may be held responsible for any information security failure or cybersecurity attack attributed to our vendors as they relate to the information we share with them. A vulnerability in or related to a third-party service provider’s software or systems, a failure of our third-party service providers’ safeguards, policies or procedures, or a breach of a third-party service provider’s software or systems could result in the compromise of the confidentiality, integrity or availability of our systems or the data housed in our third-party solutions.

The security of the information and technology systems used by us and our service providers may continue to be subjected to cybersecurity threats that could result in material failures or disruptions in our business. If these systems are compromised, become inoperable for extended periods of time or cease to function properly, we or a service provider may have to make a significant investment to fix or replace them. The failure of these systems or of disaster recovery plans for any reason could cause significant interruptions in operations and result in a failure to maintain the security, confidentiality or privacy of sensitive data, including personal information relating to stockholders (and the beneficial owners of stockholders). Such a failure could harm our reputation, subject us to legal claims and otherwise materially and adversely affect our investment and trading strategies and our value.

If a malicious actor or botnet obtains control of more than 33% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum Network to adversely affect the value of our Common Stock.

All networked systems are vulnerable to various types of attacks. As with any computer network, the Ethereum Network could be attacked. For example, following the “Merge” to transition the Ethereum Network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism and the switch to proof-of-stake validation, the Ethereum Network is currently vulnerable to several types of attacks, including:

●	“>33% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 33% of the total staked Ether on the Ethereum Network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is designed to be a temporary risk, as the Ethereum Network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). Moreover, it is not believed that a 33% attack would allow a malicious actor to engage in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum Network.

●	“>50% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 50% of the total staked Ether on the Ethereum Network, a malicious actor would be able to manipulate transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum Network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

●	“>66% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 66% of the total staked Ether on the Ethereum Network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. Although the malicious actor or botnet may not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

In an example from another network, in August 2020, the Ethereum Classic Network, a proof-of-work network, was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic Network. The attacks resulted in reorganizations of the Ethereum Classic Blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of over $5.0 million and $1.0 million.

In addition, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Ethereum Network, which could negatively impact the value of Ether and the value of our Common Stock.

Although there are no known reports of malicious control of the Ethereum Network, if groups of coordinating or connected Ether holders that together have more than 33% of outstanding Ether were to stake that Ether and run validators, they could exert authority over the validation of Ether transactions. This risk is heightened if a substantial amount of the validating power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of Ethereum Network validators, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of our Common Stock.

A malicious actor may also obtain control over the Ethereum Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less that the Ethereum ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Ethereum Network in this manner. Moreover, it is possible that a group of Ether holders that together control more than a substantial amount of outstanding Ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control higher than a threshold of outstanding Ether necessary for an attack, as some believe, the risk of this particular group of users causing the Ethereum Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of our Common Stock.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of Ether. In the event a high-profile contributor to the Ethereum Network, such as Vitalik Buterin, is perceived as no longer contributing to the Ethereum Network due to death, retirement, withdrawal, incapacity, or otherwise, whether or not such perception is valid, it could negatively affect the price of Ether, which could adversely impact the value of our Common Stock.

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

As a result of our ETH Treasury Management strategy, our assets are concentrated in our ETH holdings. Accordingly, the emergence or growth of digital assets other than ETH may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. Additionally, the Ethereum network has completed multiple major upgrades since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in other alternative digital assets are perceived as superior to the Ethereum network, those digital assets could gain market share relative to ETH.

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

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our ETH Treasury Management strategy, the manner in which our ETH is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ETH holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding ETH.

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

Our ETH Treasury Management strategy exposes us to risk of non-performance by providers and counterparties.

Our ETH Treasury Management strategy exposes us to the risk of non-performance by providers and counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a provider or counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of ETH, a loss of the opportunity to generate funds, or other losses.

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

On August 21, 2025, the Board authorized a share repurchase program under which the Company may repurchase up to $1.5 billion of its outstanding Common Stock. As of September 30, 2025, the Company has repurchased 1,938,540  of its outstanding Common Stock for $31,692,488.

The following table sets forth repurchases of our Common Stock during the three months ended September 30, 2025:

	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
September 1, 2025 – September 30, 2025	1,938,450	16.34	1,938,450	1,468,307,512
Total	1,938,450	$16.34	1,938,450	$1,468,307,512

(1)	On August 21, 2025, the Board authorized a share repurchase program under which the Company may purchase up to $1.5 billion of its outstanding Common Stock. The share repurchase program does not have an expiration date and may be adjusted or terminated by the Company at any time. There were 1,938,450 shares of Common Stock repurchased as part of the publicly announced share repurchase program during the three months ended September 30, 2025.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2025.

Insider Trading Policy

During the quarter ended September 30, 2025, the Company’s Board approved and adopted an Amended and Restated Insider Trading Policy as part of its continuing efforts to enhance corporate governance and ensure compliance with applicable securities laws and Nasdaq listing standards. The updated policy clarifies procedures regarding trading windows, pre-clearance requirements and restrictions on derivative and hedging transactions involving Company securities. The adoption of the amended policy did not have a material effect on the Company’s financial position, results of operations or internal controls. Management will continue to monitor and enforce the policy as part of its overall compliance program.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)
3.2	Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.3	Certificate of Designation of the Series A-1 Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.4	Certificate of Designation of the Series B Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2025)
3.6	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2025)

3.7	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of September 25, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2025)
3.8	Bylaws of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
4.1	Form of Premium Purchase Contract (incorporated by reference as Exhibit 4.1 to the Current Report on Form 8-K filed on October 17, 2025)
10.1^	ETH Sale and Purchase Agreement, dated July 7, 2025, between SharpLink Gaming, Inc. and Ethereum Foundation (incorporated by reference as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 14, 2025)
10.2	Form of Letter Agreement for Strategic Advisor Warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2025)
10.3	Form of Letter Agreement for Placement Agent Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2025)
10.4	Form of Letter Agreement with Consensys Software Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 11, 2025)
10.5	Form of Letter Agreement with Joseph Lubin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 11, 2025)
10.6	Amendment to the ATM Sales Agreement dated July 17, 2025 by and between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2025)
10.7	Master Forward Confirmation Letter Agreement, dated July 17, 2025 by and between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 17, 2025)
10.8	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2025)
10.9	Form of Securities Purchase Agreement, dated August 6, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025)
10.10	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 8, 2025)
10.11	Form of Securities Purchase Agreement, dated August 10, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2025)
10.12	Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2025)
10.13+	Employment Agreement by and between SharpLink Gaming, Inc. and Bob DeLucia dated July 25, 2025 (incorporated by reference as Exhibit 10.22 to the Quarterly Report on Form 10-Q filed on August 14, 2025)
10.14+	Employment Agreement by and between SharpLink Gaming, Inc. and Joseph Chalom dated July 25, 2025 (incorporated by reference as Exhibit 10.23 to the Quarterly Report on Form 10-Q filed on August 14, 2025)
10.15+	Employment Agreement by and between SharpLink Gaming, Inc. and Rob Phythian dated July 25, 2025 (incorporated by reference as Exhibit 10.24 to the Quarterly Report on Form 10-Q filed on August 14, 2025)
10.16	Director Compensation Program (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on August 14, 2025)

10.17	Amended and Restated Sales Agreement, dated August 19, 2025, by and among SharpLink Gaming, Inc., A.G.P./Alliance Global Partners, Canaccord Genuity LLC, SG Americas Securities, LLC, B. Riley Securities, Inc., and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2025)
10.18	Form of 10b-18 Repurchase Agreement (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2025)
10.19	Form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Time-Based Grant) (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2025)
10.20	Form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Performance-Based Grant) (incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K filed on August 22, 2025)
10.21	Form of Securities Purchase Agreement, dated October 15, 2025, by and between the Company and the Purchaser named therein (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2025)
10.22	Placement Agent Agreement (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on October 17, 2025)
19.1**	Amended and Restated Insider Trading Policy of SharpLink Gaming, Inc. last amended as of September 12, 2025
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of co-principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
31.3	Rule 13(a)-14(a)/15(d)-14(a) Certification of co-principal executive officer
32.1**	Section 1350 Certification of co-principal executive officer
32.2**	Section 1350 Certification of principal financial officer
32.3**	Section 1350 Certification of co-principal executive officer
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
101.PRE*	Inline XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

^ Certain identified information in the exhibit has been excluded from the exhibit because it is both (i) not material and (ii) would likely cause competitive harm to SharpLink Gaming, Inc. if publicly disclosed.

+ Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SharpLink Gaming, Inc.

Dated: November 12, 2025	By:	/s/ Rob Phythian
Rob Phythian
Co-Chief Executive Officer

Dated: November 12, 2025	By:	/s/ Joseph Chalom
Joseph Chalom
Co-Chief Executive Officer

Dated: November 12, 2025	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

