Form 10-K
period 2025-12-31
Sharplink, Inc.
filed 2026-03-09
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 001-41962

SHARPLINK, INC.

(Formerly SharpLink Gaming, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	87-4752260
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

200 S. Biscayne Boulevard
Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 612-293-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, $0.0001 per share	SBET	The Nasdaq Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $665,342,504.

As of March 4, 2026, there were 197,158,808 shares of Common Stock issued and outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K where indicated, or such information will be included in an amendment to this Annual Report on Form 10-K in accordance with Instruction G(3) of Form 10-K. Except with respect to information specifically incorporated by reference herein, the Proxy Statement is not deemed to be filed as part hereof.

SHARPLINK , INC.

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

● our ability to successfully execute our strategy to operate as a digital asset company, including managing, safeguarding and deploying digital assets as part of our treasury strategy. Our digital assets comprise of Ether (“ETH”), the native token of the Ethereum blockchain, Liquid Staked ETH “(LsETH)”, a token received when ETH is staked through a third-party liquid staking protocol, and USDC stablecoins, presented separately on the consolidated balance sheet under the captions “Crypto assets at fair value”, “Crypto assets at costs”, and “USDC stablecoin”.

● volatility in the market price, liquidity and trading volume of ETH held by the Company, and the impact such volatility may have on our financial condition, results of operations, stockholders’ equity, cashflow and liquidity;

● risks related to the valuation, accounting treatment, impairment and fair value measurement of digital assets under applicable accounting standards;

● our ability to securely custody digital assets, including risks of loss arising from theft, hacking, fraud, software vulnerabilities, human error or failures of third-party custodians or service providers;

● risks associated with concentration of our treasury assets in digital assets and the potential impact on our ability to fund operations, meet obligations or pursue strategic opportunities;

● evolving and uncertain domestic and foreign laws, regulations, enforcement actions and interpretations relating to digital assets, blockchain technology, staking and related activities, including changes that could restrict, prohibit or impose additional compliance requirements on our operations or treasury strategy;

● the risk that future regulatory guidance, legislation or enforcement actions could result in increased costs, reduced flexibility or the need to modify or discontinue certain digital asset-related activities;

● our reliance on third-party technology providers, blockchain networks, exchanges, custodians and other service providers in connection with our digital asset activities, and the risk that failures, disruptions, insolvencies or misconduct by such parties could adversely affect us;

● technology developments, protocol changes, network congestion, forks or other disruptions affecting blockchain networks on which our digital assets depend;

● our ability to continue operating and managing our affiliate marketing business while allocating resources to, and prioritizing, our digital asset strategy;

● the risk that revenues from our affiliate marketing operations may decline or fluctuate as we continue to reposition the Company and as market conditions, customer demand and competitive dynamics evolve;

● our ability to attract and retain skilled employees;

● our ability to raise sufficient capital to support our operations and fund our growth initiatives;

● unexpected or significant changes in operating expenses;

● changes in the supply, demand and/or rates for our products and services;

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

● varying attitudes towards sports and online casino games and poker (“iGaming”) data providers, betting, regulation and taxes with online gaming by the U.S. and foreign governments;

● failure to develop or integrate new technology into current products and services;

● unfavorable results in legal proceedings to which we may be subject;

● failure to establish and maintain effective internal control over financial reporting; and

● general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation, wars, conflicts and geopolitical events.

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

Our consolidated financial statements appearing in this Annual Report are prepared in U.S. dollars and in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. All references in this Annual Report on Form 10-K to “dollars” or “$” are to U.S. dollars.

On February 2, 2026, the Company formally changed our corporate name from “SharpLink Gaming, Inc.” to “Sharplink, Inc.” in connection with a corporate rebranding initiative. In this Annual Report on Form 10-K, unless the context indicates otherwise, references to “Sharplink Gaming,” “Sharplink,” “Sharplink,” “Sharplink US,” the “Company,” “we,” “our,” “ours” and “us” refer to Sharplink, Inc., a Delaware corporation, and its wholly owned subsidiaries. References to “Sharplink Israel” refer to Sharplink Gaming, Ltd., an Israel limited liability company, with which Sharplink US completed a domestication merger in February 2024.

Summary Risk Factors

Set forth below is a summary of certain risks that could adversely affect our business, results of operations, and financial condition, all of which are more fully described in Item 1A. “Risk Factors” in this Annual Report on Form 10-K. This summary should be read in conjunction with the “Risk Factors” section and should not be relied upon as an exhaustive summary of the material risks facing our business, as it does not address all of the risks that we face.

Regulatory and Legal Risks Related to Digital Assets

●	Absent federal regulations, there is a possibility that ETH and LsETH may be classified as a “security.” Any classification of ETH and LsETH as a “security” would subject us to additional regulation and could materially impact the operation of our business.

●	If we were deemed to be an investment company under the Investment Company Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

●	We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

●	Legislative or regulatory change regarding the regulation of “commodities” by the Commodities Futures Trading Commission (“CFTC”) and the potential regulation of digital assets as “digital commodities” could subject us to additional regulatory burdens and oversight by the CFTC and could adversely affect the market price of ETH and the market price of our listed securities.

●	The launch of central bank digital currencies (“CBDCs”) may adversely impact our business.

Risks Related to Our Digital Asset Treasury Strategy and ETH Exposure

●	Our digital asset treasury strategy exposes us to various risks, including risks associated with ETH.

●	The concentration of our ETH holdings enhances the risks inherent in our ETH treasury management strategy.

●	We have engaged in decentralized finance transactions and deploy ETH using liquid staking protocols, which present additional risk as opposed to simply holding our digital assets.

●	The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of ETH and adversely affect our business.

Operational, Financial Reporting and Capital Stock Risks

●	ETH is a highly volatile asset and fluctuations in the price of ETH are likely to influence our financial results and the market price of our listed securities.

●	We may be subject to regulatory developments related to digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations.

●	The availability of spot ETPs for ETH and other digital assets may adversely affect the market price of our listed securities.

●	Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our ETH holdings.

●	Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

●	Our ETH holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

●	We plan to purchase additional digital assets using primarily proceeds from equity and debt financings, but we may be unable to obtain such financings on favorable terms.

●	We incur significant costs as a result of operating as a public reporting company, and our management is required to devote substantial time to regulatory compliance initiatives.

●	If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors and/or our Chief Executive Officer, and Chief Financial Officer, our business, operating results, and financial condition could be materially adversely affected.

●	Our Common Stock has traded below the value of the digital assets we hold and may trade at a discount to the value of the digital assets in the future.

●	The market price of our Common Stock may be volatile and subject to significant fluctuations.

●	Future issuances of equity securities could dilute existing stockholders.

●	Our capital stock structure and potential future financings may increase stock price volatility.

●	Concentrated ownership or the issuance of shares to strategic investors could influence matters requiring stockholder approval.

●	If securities analysts or investors do not continue to view the Company as an attractive investment, the trading price of our Common Stock could decline.

●	An active trading market for our Common Stock may not be sustained.

Custody and Technology Risks

●	If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our ETH, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our ETH and our financial condition and results of operations could be materially adversely affected.

●	Our ETH treasury management strategy exposes us to risk of non-performance by providers and counterparties.

●	Our custodians’ digital asset insurance may not be sufficient to make us whole in the event of any loss of ETH.

●	Cybersecurity incidents and other issues related to our information systems, technology and data may affect us materially and adversely.

●	We face risks relating to the custody of our ETH, including the loss or destruction of private keys required to access our ETH and cyberattacks or other data loss relating to our ETH.

●	ETH is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers running software following the Ethereum protocol. If the Ethereum network is disrupted or encounters any unanticipated difficulties, the value of Ethereum could be negatively impacted.

●	Blockchain technology may expose us to sanctioned or blocked persons or may result in unintentional or inadvertent violations of economic sanctions and anti-money laundering laws and regulations.

●	Changes in the governance of a digital asset network or protocol may not receive sufficient support from users and validators, which may negatively affect that digital asset network’s or protocol’s ability to grow and respond to challenges.

●	Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

●	Due to the unregulated nature and lack of transparency surrounding the operations of many ETH trading venues, ETH trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in ETH trading venues and adversely affect the value of our ETH.

Affiliate Marketing Business Risks and the Industries We Serve

●	We rely on our relationships with sportsbooks and online casino gaming operators and any loss of existing relationships or failure to renew or expand existing relationships may cause loss of a competitive advantage or require us to modify, limit or discontinue certain offerings, which could materially and adversely affect our affiliate marketing business, financial condition, results of operations and prospects.

●	Our affiliate marketing business may be materially and adversely affected if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards and changing regulatory requirements, or if we do not invest in product development and provide services that are attractive to our partners.

●	Our affiliate marketing operations are subject to seasonal fluctuations that may impact results of operations and cash flow.

●	We depend on a limited number of customers for a substantial portion of our affiliate marketing services and the loss of customers, unfavorable changes to terms in customer contracts or unfavorable changes in the markets served by our customers due to geopolitical, regulatory or other facts could materially and adversely affect our revenue, profitability and financial condition.

●	Failure to obtain or maintain the required regulatory approvals and licenses in the various jurisdictions that we operate or intend to operate, whether individually or collectively, could have a material adverse effect on our business.

●	Our growth prospects depend on the legal status of real money gaming in various jurisdictions, predominantly within the United States, and legalization may not occur in as many states as we expect or may occur at a slower pace that we anticipate. Additionally, even if jurisdictions legalize sports betting and online casino gaming, this may be accompanied by legislative or regulatory restrictions and/or taxes that make it impracticable or less attractive to operate in those jurisdictions.

●	We have been, and will continue to be, the subject of governmental investigations and inquiries with respect to the operation of our affiliate marketing businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.

●	Our failure to protect or enforce our proprietary and intellectual property rights, including our unregistered intellectual property, and the costs involved in such protection and enforcement, could harm our business, financial condition, results of operations and prospects.

●	Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to clients, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.

ITEM 1. BUSINESS

Overview

Sharplink undertook a significant strategic shift in June 2025 in our business operations by becoming one of the world’s largest publicly traded companies to adopt Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align our corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company also operates an online affiliate marketing company that delivers unique fan activation solutions to its sportsbook and online casino gaming partners.

Since launching our treasury strategy, we have successfully raised $3.2 billion in new capital, which materially expanded the Company’s balance sheet and elevated our ETH treasury holdings to become the world’s second largest publicly traded holder of ETH as of the date of this Annual Report on Form 10-K. With this strategic shift, Sharplink streamlined its business-building operations around two distinct reportable segments:

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

Our decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s unparalleled programmability, security and active developer ecosystem position it as a foundational layer for decentralized finance and Web3 applications. With Ethereum’s transition to a proof-of-stake consensus mechanism and the growth of highly scalable Layer 2 networks, ETH has evolved into a yield-bearing, productive crypto asset with increasing institutional adoption and intrinsic network value. We view ETH as a digital asset trust commodity, offering the potential for long-term appreciation and yield generation as more stablecoins, tokenized real-world assets and decentralized finance utilize the Ethereum ecosystem.

A key aspect of our ETH Treasury Management strategy is to raise capital to be used to increase our ETH holdings. This can come in the form of equity, equity-linked debt, debt of any kind or any other contract or arrangement intended to fund the purchase of ETH, whether or not such financing is formally classified as debt or equity or other forms of offerings or arrangements (“Financings”), designed to maximize stockholder exposure to ETH within a prudent risk management framework. Through the implementation of our Stock Repurchase Program, we maintain the flexibility to buy back stock where it is accretive to stockholders. We have not set a specific target for the maximum amount of ETH we seek to hold.

We diligently track and routinely report key performance indicators designed to offer investors transparency and insight into the execution and effectiveness of our ETH Treasury Management strategies. Among these metrics, our ETH concentration (“ETH Concentration”) and ETH per share, which are used interchangeably, and growing it over time, has emerged as a central performance benchmark and “north star” metric by which we gauge our progress. ETH Concentration, which is calculated by dividing our total ETH holdings by every 1,000 Assumed Diluted Shares Outstanding, reflects both the scale of our ETH accumulation efforts and the capital efficiency of our treasury operations. By prioritizing this metric, we underscore our commitment to driving long-term shareholder value, rather than short-term fluctuations in asset prices or market capitalization.

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

ETH Concentration, ETH per share, ETH Net Asset Value (“mNAV”), and/or certain other metrics used by the Company may be considered to be “key performance indicators” (“KPIs”). The Company calculates mNAV using the Company’s enterprise value divided by the total market value of ETH held by the Company. The Company uses ETH Concentration, ETH per share  and ETH NAV to help assess the performance of its strategy of acquiring ETH in a manner the Company believes is accretive to stockholders as it relates to the Company’s ETH holdings. The Company believes that ETH Concentration, ETH per share and ETH NAV assist investors in understanding how the Company chooses to fund ETH purchases and the value created by such purchases. These metrics have inherent limitations including not taking into account that our assets are subject to all existing and future liabilities. These metrics are not, and should not be understood as, financial performance, valuation, or liquidity measures. Investors should rely on the financial statements and other disclosures contained in the Company’s SEC filings.

We currently utilize native staking and liquid staking. In native staking, ETH remains onchain with withdrawal credentials controlled by our custodian and rewards are recognized as revenue when earned. In liquid staking, we deposit ETH and receive liquid staked ETH (“LsETH”), a redeemable receipt token; the ETH is derecognized and the LsETH is recorded as an indefinite-lived intangible asset subject to impairment.

On December 20, 2025, the Company executed a strategic collaboration with Consensys Software Inc. (“CSI”), Ether.fi, Eigen Labs, and Anchorage Digital Bank N.A. to deploy a minimum of $200,000 of ETH from its treasury onto Linea, a Zero-knowledge Ethereum Virtual Machine (“zkEVM”) Layer 2 network, over an initial 24-month period. On January 8, 2026, the Company completed its initial deployment of approximately $173,000 of assets to Linea, converting 54,987 ETH to 50,661 units of Wrapped Ether (“WeETH”) in connection with the deployment. The Company is entitled to receive monthly non-cash revenue from Ether.fi, Linea, and Eigen. Such revenue is earned based on the amount of USD-denominated Total Value Locked (“TVL”) that the Company maintains on the Linea network. Incentives are calculated using a basis-point, formula-based calculation applied to eligible TVL balances and are subject to contractual caps. Incentives are paid in ETH, WeETH, or $LINEA on Ethereum Mainnet, depending on the issuing counterparty. WeETH and $LINEA on Ethereum Mainnet is recorded at fair value in accordance with ASC 350-60 and ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Company’s stated principal market.

Importantly, our ETH Treasury Management strategy is complemented by our active participation in the Ethereum ecosystem. We are a founding member of the Linea Consortium, along with Consensys, (see Note 12 and 15 included in the Consolidated Financial Statements for the years ended December 31, 2025 and 2024), a leading governance body supporting the development of Ethereum’s most aligned Layer 2 blockchain network. Our participation in the consortium enables us to help steer capital allocation toward high-impact infrastructure, public goods and innovation pipelines that are intended to strengthen the long-term utility and defensibility of the Ethereum network, reinforcing the intrinsic value of our own ETH treasury assets.

Continuing Operations

ETH Treasury Management Segment

On June 2, 2025, we formally launched our ETH-centered treasury strategy and established ETH Treasury Management as a dedicated operating segment, recognizing its potential to deliver recurring, yield-based revenue and returns. Our staking revenues are derived from the rewards we earn by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. Specifically, we delegate our ETH holdings to validators that process and verify transactions on the blockchain. In return, we receive protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance. During 2025, our ETH Treasury Management segment includes both native and other ETH denominated tokenized staking protocols.

Staking Yield-Based Revenue Model

Since initiating our ETH Treasury Management operations on June 2, 2025, we have accumulated approximately 868,699 in total ETH holdings, comprised of 604,618 in native ETH and 208,893 in ETH on an as if redeemed basis from LsETH and 55,188 in ETH on an as if converted basis from WeETH, as of March 6, 2026. The ETH holdings were derived through purchases of ETH, receipts of ETH from investors and ETH rewards. For the year ended December 31, 2025, revenues generated from native staking rewards totaled $24,182, from the commencement of staking in June 2025. These native staking rewards represent the ETH-based rewards accumulated through the delegation of ETH to staking validators, which we expect to scale materially in future quarters in correlation with growth in our treasury balance and broader ETH market performance. The foregoing revenue does not include staking rewards generated from our LsETH holdings, see Liquid Staking Protocol disclosure below.

We view our ETH Treasury Management operations as a core strategic pillar of our broader alignment with the Ethereum ecosystem. Our participation not only yields economic return but also contributes directly to Ethereum’s decentralization, scalability and security. Moreover, we believe staking is foundational to a new generation of blockchain-native capital structures that enable corporations to earn yield without relying on traditional debt instruments, equities, or centralized intermediaries. Our staking efforts are focused on maximizing yield, managing risk and ensuring that our operations meet institutional standards for transparency and efficiency.

On September 24, 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC with the intent to tokenize the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) on the Ethereum blockchain. As of the date of this filing, the Company has not tokenized any of its Common Stock.

On December 20, 2025, the Company executed a strategic collaboration with Consensys Software Inc. (“CSI”), Ether.fi, Eigen Labs, and Anchorage Digital Bank N.A. to deploy a minimum of $200,000 of ETH from its treasury onto Linea, a zkEVM Layer 2 network, over an initial 24-month period. As of March 6, 2026, we have deployed $173,000 in ETH on Linea. As a public entity operating at the forefront of Digital Asset Treasury (“DAT”) innovation, Linea provides financial institutions with a secure, Ethereum-aligned foundation to execute high-volume operations while benefiting from faster settlement, lower fees and composability with the broader Ethereum ecosystem.

Sharplink is leveraging institutional-grade infrastructure to make its ETH even more productive by unlocking scalable, secure and composable ways to optimize onchain yield. This deployment on Linea brings together leading ecosystem participants in an innovative collaboration that we believe will allow Sharplink to capture highly competitive, risk-adjusted, ETH-denominated returns. Our strategy is supported by institutional-grade risk management, leveraging the scale of our digital asset treasury with the custodian protections of Anchorage Digital Bank and Coinbase Inc., Sharplink’s qualified custodians. Moreover, the yield will combine native Ethereum yield, restaking rewards from securing EigenCloud Autonomous Verifiable Services (AVSs), and direct Linea and ether.fi partner incentives, all within a compliant Layer 2 infrastructure.

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

The PCR is not a market trading price. The process of redeeming LsETH for ETH is subject to the validator exit queue, bonding periods and other mechanics that may affect the timing and execution of redemption. As a result, we may not be able to redeem our holdings immediately. As of March 6, 2026, the exit queue is approximately nine days.

As of December 31, 2025, we held 204,409 LsETH tokens. The following table presents a roll-forward of our LsETH holdings, including relevant details related to LsETH purchases, redemptions and impairment losses within the periods presented.

in thousands, except number of LsETH	Source of capital used to purchase LsETH	LsETH original cost basis	LsETH impairment losses	LsETH carrying value	Number of LsETH held	Approx. average purchase price per LsETH	Weighted Average LsETH Conversion Rate at Acquisition	LsETH Conversion Rate at End of Period
Balance at December 31, 2024		$-	$-	$-	-	$-
LsETH acquisitions	(a), (b)	717,681		717,681	236,983	3	1.082724610	1.0986326043
LsETH redemptions		(93,022)		(76,560)	(32,574)	n/a
LsETH impairment losses			(140,208)	(140,208)	-	n/a
Balance at December 31, 2025		$624,659	$(140,208)	500,912	204,409	$3

(a)	A private-investment-in-public-equity (“PIPE”) financing executed under Securities Purchase Agreements dated May 26, 2025.
(b)	At-the-Market Sales Agreement to offer and sell shares of its common stock with an aggregate offering price of up to $1 billion (the “ATM Offering”).

The following table shows the number of LsETH held at the end of each respective period, as well as market value calculations of our LsETH holdings based on the lowest, highest, and ending market prices of one LsETH on the Coinbase exchange (our principal market) for each respective period, in thousands, except for number of LsETH and market price:

Period End Date	Number of LsETH Held at End of Year	Lowest Market Price of LsETH Held During the Year (c)	Market Value of LsETH held using Lowest Market Price (d)	Highest Market Price of LsETH Held During the Year (e)	Market Value of LsETH held using Highest Market Price (f)	Market Price of LsETH Held at End of Year (g)	Market Value of LsETH Held at End of Year (h)
December 31, 2025	204,409	$2,307	$471,567	$5,359	$1,095,522	$3,185	$650,978

(c)	The “Lowest Market Price of LsETH Held During the Year” represents the lowest market price for one LsETH reported on the Coinbase exchange during the respective year, since our holdings began.
(d)	The “Market Value of LsETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one LsETH reported on the Coinbase exchange during the respective year multiplied by the number of LsETH held by us at the end of the applicable period.
(e)	The “Highest Market Price of LsETH During the Year” represents the highest market price for one LsETH reported on the Coinbase exchange during the respective year, since our holdings began.
(f)	The “Market Value of LsETH Held Using Highest Market Price” represents a mathematical calculation consisting of the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
(g)	The “Market Price of LsETH at End of Year” represents the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective year.
(h)	The “Market Value of LsETH Held at End of Year” represents a mathematical calculation consisting of the market price of one LsETH on the Coinbase exchange at 11:59 EST on the last day of the respective year multiplied by the number of LsETH held by us at the end of the applicable period.

The amounts reported as “Market Value” in the table above represent only a mathematical calculation consisting of the number of LsETH tokens held by us at the end of the applicable period multiplied by the market price of LsETH as reported on the Coinbase exchange.

The LsETH token is relatively new and the market for LsETH may be subject to manipulation, limited transparency, inconsistent pricing sources and episodic illiquidity. The price information referenced may not reflect actionable market depth or executable prices, and there is no assurance that we would be able to sell our LsETH holdings at the Market Value amounts indicated above, at the quoted market price, or at all. The market infrastructure supporting LsETH remains nascent, and future developments in protocol mechanics, exchange support or regulatory oversight may materially impact pricing, liquidity and valuation methodologies. Accordingly, the Market Value amounts reported above may not accurately reflect the fair market value of LsETH, and the actual realizable value of our holdings could differ materially from the calculated figures.

Market Opportunity and Competitive Positioning

Sharplink operates at the intersection of public markets and digital asset infrastructure, addressing a growing demand for transparent, regulated exposure to core digital assets through established public company structures. As institutional adoption of digital assets continues to evolve, many investors remain constrained to publicly traded securities and seek exposure that combines regulatory oversight, financial reporting discipline, and governance standards with participation in the digital asset ecosystem.

While a number of public companies hold digital assets as an ancillary component of their treasury functions, few are structured with digital asset management as a central element of their capital allocation strategy. At the same time, alternative exposure vehicles such as exchange-traded products generally provide passive price exposure and do not participate in network-level economics or yield generation. Sharplink’s strategy is designed to address this gap by treating digital assets—particularly Ethereum—as a long-term strategic asset rather than a speculative or incidental holding.

Ethereum represents a programmable, yield-generating digital asset that underpins a broad and expanding ecosystem of decentralized applications, financial infrastructure and settlement activity. Following technological advancements to the Ethereum network, including the transition to a proof-of-stake consensus mechanism, ETH has evolved to support native yield generation through staking and related activities. Sharplink’s digital asset management approach seeks to participate in these network economics while maintaining a disciplined risk management framework and compliance with public company governance standards.

A key component of the Company’s strategy is the maintenance of an internal digital asset treasury management function. Sharplink manages its digital asset activities through an in-house team with deep experience in capital markets, institutional-grade risk management and digital asset operations, rather than solely relying on third-party discretionary managers or outsourced treasury platforms. The Company believes that internal management enables greater control over asset custody decisions, staking and yield participation, liquidity management and risk oversight, while allowing treasury activities to be closely integrated with corporate governance, accounting and disclosure processes.

Our digital asset strategy provides operating scalability and leverages institutional expertise. Value creation is driven by disciplined capital allocation, asset appreciation and participation in yield-generating mechanisms within the Ethereum ecosystem. We believe that this approach best allows us to scale our balance sheet exposure without commensurate increases in operating complexity, while retaining flexibility to adapt our allocation strategy as market conditions, technology developments and regulatory frameworks evolve.

As regulatory clarity around digital assets continues to develop, Sharplink believes our public company status, internal controls and disclosure practices position us to operate with a level of transparency and governance that may not be available through alternatives. Our in-house treasury management model is intended to support consistent application of internal policies, risk limits and compliance procedures, and to facilitate timely and accurate financial reporting.

Sharplink believes that the combination of regulated public-market access, an ETH-centered digital asset strategy and internally managed treasury operations positions us to address an under-served segment of the capital markets. By providing stockholders with exposure to the economic activity of the Ethereum network through a publicly traded entity with direct oversight of digital asset management, the Company seeks to align its long-term growth strategy with the continued development and adoption of blockchain-based financial infrastructure.

Institutional Adoption of Ethereum

Institutional adoption of Ethereum represents a foundational shift in global financial infrastructure. The world’s largest and most conservative financial institutions, including BlackRock, Franklin Templeton, Goldman Sachs, and BNY Mellon, are actively building on Ethereum, marking a transition from experimentation to production-scale deployment.

This institutional momentum is evidenced across three primary categories. In stablecoins, over 60% of the $300+ billion market settles on Ethereum, with major issuers including Circle, Tether, and PayPal choosing Ethereum as their primary infrastructure.

In tokenization, institutions have deployed over $18 billion in real-world assets on Ethereum (representing 900x growth since 2023). BlackRock, Franklin Templeton, Ondo, VanEck, J.P. Morgan, Fidelity, and Apollo have each launched tokenized products on Ethereum infrastructure, with market projections reaching $14 trillion according to BCG research. These deployments span U.S. Treasuries, private credit, and traditional securities, demonstrating Ethereum’s capacity to support institutional-grade settlement at scale.

In decentralized finance, Ethereum protocols manage over $50 billion in assets with 72% market dominance, providing 24/7 programmable financial services that operate continuously with full transparency. Ethereum’s infrastructure has delivered over 10 years of continuous uptime with 1,056,000 validators operating across 84 countries, establishing the institutional-grade reliability required for large-scale financial operations.

This proven track record positions Ethereum as the primary settlement layer for the ongoing transformation of global financial markets.

Market Outlook for Digital Asset Treasury (“DAT”) Companies

DAT companies are an emerging segment within the public markets, characterized by the use of digital assets as a core component of a capital allocation strategy rather than a short-term investment. This segment has developed in response to increasing institutional and investor interest in digital assets, alongside demand for access through regulated, publicly traded entities subject to established disclosure, governance, and financial reporting requirements.

Public-market investors seeking exposure to digital assets have historically relied on limited alternatives, including passive exchange-traded products or operating companies whose business performance may not directly correlate with digital asset economics. DAT companies seek to address this gap by providing shareholders with balance sheet exposure to digital assets through a transparent, institutionally governed corporate structure.

The outlook for DAT companies is influenced by several factors, including broader adoption of digital assets, infrastructure maturation, evolving regulatory frameworks and macroeconomic conditions. Advancements in blockchain scalability, security and yield-generating mechanisms, together with increased institutional participation, have expanded potential treasury strategies, as well as improved liquidity, custody solutions and market infrastructure.

As the DAT segment evolves, differentiation among participants is increasingly driven by governance practices, risk management frameworks, treasury expertise and transparency. Market participants with disciplined internal controls, clearly defined investment policies, and experienced treasury management capabilities may be better positioned to manage market volatility. Conversely, the segment remains subject to risks associated with digital asset price fluctuations, regulatory uncertainty, technological change and overall market sentiment.

At Sharplink, we believe that the DAT market is in an early stage of development and will evolve as regulatory clarity improves and investor understanding of DAT strategies increases. Over time, the segment may undergo consolidation or specialization as market participants refine their approaches and differentiate themselves based on governance quality, strategy execution and risk management practices.

Competitive Landscape

Sharplink operates within a competitive landscape against entities offering exposure to digital assets through public and private market structures.

Within the public markets, we compete indirectly with digital asset exchange-traded products (“ETPs”). These products generally do not engage in active treasury management or, in some cases, participate in network-level economics, such as staking or other yield-generating activities.

The Company also competes with other public companies that hold digital assets on their balance sheet including ETH-centric, Bitcoin-centric or diversified digital asset reserve models. In many cases, these holdings are ancillary to the companies’ core operating businesses, and may not be supported by dedicated internal treasury teams. According to The National Law Review, by late 2025, more than 200 U.S. public companies had adopted digital asset treasury strategies and raised more than an estimated $100 billion for crypto acquisitions. (Source: The National Law Review, Digital Asset Treasury Companies - Structure and Regulation, November 3, 2025.) Independent market commentary further suggests that corporate allocations to digital assets could reach the low-hundreds of billions of dollars over the next several years, although actual amounts raised may differ materially based on market conditions, regulatory developments and investor demand.

In addition, the Company competes indirectly with crypto-native firms, private funds and offshore investment vehicles that offer managed digital asset exposure. While such entities may pursue a wider range of digital asset strategies that differ from our own, they typically operate outside the U.S. public company reporting framework and may be subject to different regulatory, disclosure and governance standards, which can limit accessibility for certain investors.

As the digital asset treasury segment matures, the competitive landscape may evolve through increased mergers and acquisitions (“M&A”) and broader consolidation among public companies and other market participants. As more firms adopt similar digital asset treasury strategies, differentiation may increasingly occur through strategic combinations rather than standalone growth, with consolidation potentially favoring fewer, larger participants with greater scale, operational capabilities and capital efficiency.

Potential consolidation activity could influence competitive dynamics in the DAT sector, as investors and capital markets place greater emphasis on scale, governance, management expertise, internal controls and treasury execution. Larger or well-capitalized participants may seek to acquire smaller or less differentiated companies to expand balance sheet scale, enhance capabilities or access specialized assets or talent. There can be no assurance that such transactions will occur on favorable terms or that consolidation will benefit Sharplink or our stockholders; and M&A activity may be affected by market conditions, regulatory developments or investor sentiment.

Competitive Strengths

Sharplink believes the following attributes position the Company to compete effectively within the DAT segment:

●	Early Mover in ETH-Centric Digital Asset Treasury Strategy. Sharplink was among the first public companies to publicly articulate and implement a digital asset treasury strategy centered primarily on Ethereum. We believe this early positioning has contributed to Sharplink’s experience in managing Ethereum-based treasury activities and in developing internal policies and operational frameworks specific to ETH.

●	Scale of Public Digital Asset Holdings. As a result of its capital allocation strategy and balance sheet deployment, Sharplink has grown to become one of the largest publicly traded companies with a dedicated digital asset treasury focus. The Company believes that balance sheet scale is an important factor as investors, counterparties and market participants increasingly evaluate digital asset treasury companies based on asset size, liquidity, governance practices and operational maturity.

●	Strong Balance Sheet and Capital Flexibility. Sharplink maintains a strong balance sheet with no long-term debt. This financial position provides flexibility in capital allocation decisions, supports liquidity management and may enhance our ability to rapidly respond to strategic market opportunities or periods of volatility without the constraints associated with leverage.

●	Focused Digital Asset Strategy. The Company is pursuing a disciplined, ETH-focused digital asset management strategy aligned with the economic and technological evolution of the Ethereum network. We seek to maintain consistency in our capital allocation decisions and treasury operations.

●	Alignment with Institutional Adoption of Ethereum Infrastructure. Ethereum is increasingly being adopted by financial institutions, payment platforms and enterprise participants as an infrastructure layer for settlement and tokenization. Large financial institutions have publicly disclosed initiatives involving Ethereum blockchain networks for real-world financial applications, including tokenized funds, inter-institutional settlement and payment experimentation. The Company believes that its ETH-centric treasury strategy aligns with these broader institutional developments and positions Sharplink to participate in a digital asset ecosystem that is being increasingly integrated into traditional financial and commercial activity.

●	Internally Managed Treasury Function. We maintain an in-house treasury management team with deep experience in institutional-grade capital markets, risk management and digital asset operations. This internal management framework enables direct oversight of asset custody, staking and yield participation, liquidity management and risk and controls, rather than sole reliance on third-party discretionary managers or outsourced treasury platforms.

●	Public Company Governance and Transparency. As a U.S. domestic reporting company, Sharplink operates under established governance, disclosure and internal control frameworks, including periodic SEC reporting, Nasdaq rules and regulations, audit requirements and board-level oversight. We believe these governance standards may be increasingly relevant as investors compare digital asset exposure across public and private market alternatives.

●	Risk Management and Compliance Framework. We have adopted formal policies and procedures governing digital asset acquisition, portfolio construction and management, custody practices, risk limits and compliance monitoring. These frameworks are designed to support consistent application of internal governance standards and to adapt to fast evolving regulatory and market conditions.

●	Scalable Asset Management Operating Model. Sharplink’s operating model emphasizes balance sheet deployment and asset management rather than traditional operating cost structures. This approach enables us to scale our treasury without additional fixed cost requirements associated with labor-intensive or asset-heavy operating businesses.

●	Access to Public Markets for Capital Formation. Operating as a publicly traded entity provides us with access to public capital markets, subject to applicable securities laws, which may support balance sheet growth, liquidity management and strategic flexibility. Public market access also differentiates us from private or offshore digital asset strategies that are not subject to the same disclosure and governance requirements.

●	Strategic Optionality for Mergers and Acquisitions. Our balance sheet strength, public market access and internal treasury capabilities may provide flexibility to evaluate strategic transactions, including potential mergers, acquisitions or other business combinations. Such transactions could be pursued to achieve greater scale, acquire complementary assets or capabilities or consolidate participants within a fragmented market. There can be no assurance that any such transactions will be pursued or completed, or that they would be accretive to stockholders.

Key Growth Strategies

Sharplink’s growth strategy is focused on disciplined capital allocation, balance sheet optimization and strategic flexibility within the evolving digital asset treasury segment. The Company seeks to grow shareholder value through the following key initiatives:

●	Strategic Expansion of Digital Asset Holdings. We intend to grow our digital asset treasury through disciplined deployment of capital into ETH, focused on increasing ETH concentration, subject to market conditions, risk management parameters and internal governance policies.

●	Positioning Within Expanding Institutional Use of Ethereum. The Company intends to manage its digital asset treasury with an awareness of broader institutional and enterprise adoption of Ethereum-based infrastructure. Financial institutions, payment platforms and commercial enterprises are increasingly exploring or implementing Ethereum-based solutions for settlement, tokenization and transaction processing. While Sharplink does not operate these networks or control their adoption, the Company believes that maintaining an ETH-focused treasury strategy aligns our balance sheet with a digital asset that is increasingly utilized within institutional and commercial ecosystems.

●	Active Treasury Management and Yield Participation. Sharplink seeks to generate returns above the native staking rate through internally managed treasury activities, including staking, trading, liquidity provisioning and other yield or return seeking mechanisms, where appropriate and consistent with risk management objectives. These strategies may be employed directly on-team and/or leveraging partners. The Company believes that proactive treasury management will enable us to generate returns beyond asset price appreciation and native staking yield, enabling us to compound ETH concentration while maintaining liquidity and security controls.

●	Pioneering Institutional-Grade ETH Staking and Asset Utilization. Sharplink was among the early public companies to implement ETH staking activities. Through disciplined participation in Ethereum’s proof-of-stake framework, the Company seeks to materially enhance the productivity of our ETH holdings while maintaining strict custody, liquidity and risk management controls. We believe our early development of staking processes and internal oversight frameworks provided unmatched experience in managing ETH-yield participation.

●	Balance Sheet Optimization and Capital Formation. Our strong balance sheet and access to public capital markets provide flexibility to pursue growth through equity issuances or other financing transactions, subject to market conditions. Capital raised may be used to expand digital asset holdings or support strategic initiatives. We evaluate capital formation opportunities with an emphasis on long-term shareholder alignment.

●	Strategic Mergers, Acquisitions and Consolidation Opportunities. As the DAT segment matures, we may evaluate strategic transactions, including mergers, acquisitions or other business combinations, to increase scale, acquire complementary assets or complementary operating businesses, or consolidate participants within a fragmented market. The Company believes its debt-free balance sheet, internal treasury capabilities and liquidity may provide flexibility to pursue such opportunities, although there can be no assurance that any transactions will be completed.

●	Operational and Governance Differentiation. We will endeavor to strengthen our competitive position by maintaining best-in-class treasury policies and corporate governance practices tailored to digital asset treasury management. As investor scrutiny of digital asset exposure increases, we believe that consistent transparent disclosure, risk management discipline and internal execution may support broader market acceptance, long-term growth and enduring stockholder value appreciation.

●	Adaptation to Market and Regulatory Developments. Sharplink regularly monitors developments in digital asset markets, technology and regulation, and intends to adapt its strategy, as appropriate. This may include adjustments to treasury practices, custody arrangements or capital allocation approaches to reflect changes in the regulatory environment or the structure of digital asset markets.

Affiliate Marketing Segment

In December 2021, the Company acquired certain assets of FourCubed, including its online casino gaming-focused affiliate marketing network, PAS.net (“PAS”). PAS operates an established international affiliate platform that connects regulated online casino and gaming operators with prospective players through performance-based marketing arrangements. PAS has operated for approximately two decades and maintains long-standing relationships with a number of online gaming operators.

The acquisition of FourCubed expanded the Company’s affiliate marketing capabilities through the addition of experienced personnel and existing contractual relationships with casino gaming operators, under which the Company earns commissions based on player acquisition and gaming activity.

In November 2022, the Company expanded its affiliate marketing activities into the U.S. sports betting market through the launch of a portfolio of state-specific, content-driven websites designed to direct users to licensed sportsbook and online casino operators. These websites are structured to comply with applicable state regulatory requirements and are tailored to individual jurisdictions in which online sports betting and casino gaming are permitted. As of March 2026, we operated affiliate marketing properties serving 15 U.S. states (with current emphasis in Michigan, New Jersey, Pennsylvania and West Virginia), and are licensed or otherwise authorized to operate in 32 jurisdictions. Traffic acquisition is primarily driven through search engine optimization and targeted digital advertising.

The affiliate marketing industry is highly competitive and includes a large number of domestic and international participants competing for user traffic, search engine rankings and operator relationships. Competitive factors include brand recognition, content quality, marketing efficiency, regulatory compliance and the terms of affiliate agreements with gaming operators.

Affiliate Marketing Services Revenue Model

The Company generates affiliate marketing revenue by earning commissions from sportsbook and casino operators for new depositing customers referred through its affiliate platforms. Depending on the applicable jurisdiction, regulatory framework and commercial arrangements, commissions are earned on a cost-per-acquisition (“CPA”) basis or as a percentage of net gaming revenue (“NGR”) generated by referred players over time.

While the Company continues to operate its affiliate marketing segment, management’s strategic focus has shifted toward digital asset treasury activities. The affiliate marketing business is managed to preserve value and cash flow, subject to market conditions, and is not considered the Company’s primary growth platform.

Organizational History

Shift in Primary Business Strategy to Digital Asset Treasury Management

In response to evolving market conditions and capital markets developments, we began reassessing our long-term strategic focus in the spring of 2024. After evaluating numerous strategic opportunities over a period spanning 14 months, in the second quarter of 2025 management determined to shift the Company’s primary emphasis toward digital asset treasury activities, including the development of an ETH-centered digital asset treasury management strategy. While we continue to operate our legacy affiliate marketing business, our organizational focus has transitioned toward the management of digital assets as a core component of our long-term business plan.

Discontinued Operations

Sharplink’s business platform previously included the provision of Free-To-Play (“F2P”) sports game and mobile app development services to a marquis list of customers, which included several of the biggest names in sports and sports betting, including Turner Sports, NBA, NFL, PGA TOUR, NASCAR and BetMGM, among others. In addition, we previously owned and operated a variety of proprietary real-money fantasy sports and sports simulation games and mobile apps through our SportsHub/fantasy sports business unit, which also owned and operated LeagueSafe, one of the fantasy sports industry’s most trusted sources for collecting and protecting private fantasy league dues.

On January 18, 2024, Sharplink sold all of the issued and outstanding membership interests, in our Sports Gaming Client Services and SportsHub Gaming Network business units to RSports Interactive, Inc. (“RSports”) for $22,500 in an all-cash transaction (the “Sale of Business”), pursuant to the signing of a Purchase Agreement and other related agreements. Nearly all the employees of these acquired business units moved to RSports to help ensure a seamless transaction.

The historical results of our Sports Gaming Client Services, SportsHub Gaming Network and MTS businesses have been reflected as discontinued operations in our consolidated financial statements for the period prior to the Sale of Business. See Note 14 - Discontinued Operations included in the Consolidated Financial Statements for the years ended December 31, 2025 and 2024.

Government Regulation

Overview

Our operations are subject to extensive and evolving regulation in the jurisdictions in which we operate. These regulatory regimes include, among others, laws and regulations governing digital assets, securities, financial reporting, online gaming and sports betting, advertising and marketing practices, data privacy and anti-money laundering and sanctions compliance. Regulatory requirements may change rapidly, and the interpretation or application of existing laws may evolve over time. Compliance with these regulations requires ongoing monitoring and may result in increased operating costs, restrictions on business activities, or changes to the Company’s strategy.

Regulation of Digital Assets and Treasury Activities

Regulatory frameworks applicable to digital assets in the United States and internationally continue to evolve and, in certain respects, have become more clearly defined in recent periods. Multiple regulatory authorities have undertaken efforts to provide additional clarity on how digital assets are treated under existing laws and to develop frameworks for digital asset markets.

On January 21, 2025, the U.S. Securities and Exchange Commission (“SEC”) established a dedicated Crypto Task Force, led by SEC Commissioner Hester M. Peirce, with a mandate to evaluate and recommend policy approaches for digital assets, including potential pathways for registration, disclosure frameworks, asset classification and the application of federal securities laws to digital asset markets and intermediaries. The Crypto Task Force’s stated goals include drawing clearer regulatory lines, providing realistic paths for registration when warranted, and deploying enforcement resources judiciously in connection with digital asset activities.

On January 23, 2025, the President of the United States issued Executive Order 14178, titled “Strengthening American Leadership in Digital Financial Technology,” which revoked certain prior executive orders and directed federal agencies to engage in the development of a coordinated regulatory framework for digital assets. The executive order also prohibited the establishment, issuance or promotion of a central bank digital currency and established a President’s Working Group on Digital Asset Markets tasked with proposing federal regulatory recommendations within a specified period.

These federal initiatives have coincided with a shift in emphasis by certain regulators from enforcement actions toward efforts to clarify regulatory expectations for digital assets and market participants. For example, many high-profile enforcement actions initiated in prior years have been dismissed, and certain accounting guidance that posed practical impediments to institutional digital asset holdings has been rescinded or revised.

In addition, Congress has passed legislation affecting digital asset markets, including legislation establishing comprehensive regulatory standards for stablecoins, which was signed into law on July 18, 2025. The Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act) requires that stablecoins be backed one-for-one by specified low-risk assets and establishes a dual federal and state supervisory regime for stablecoin issuers.

While these developments may contribute to increased clarity regarding the regulatory treatment of certain digital asset activities, the regulatory environment remains complex and subject to change. Regulatory authorities continue to assess and refine their approaches to digital asset classification, market structure and compliance expectations. There can be no assurance that future regulatory actions will be consistent with current interpretations or that such developments will benefit the Company’s operations or strategic objectives.

We actively monitor regulatory developments affecting digital asset markets and seek to conduct our digital asset treasury activities in a manner consistent with applicable laws, public company disclosure obligations and internal governance and risk management policies.

Securities Laws and Public Company Regulation

As a publicly traded company, Sharplink is subject to the reporting, disclosure, governance, and internal control requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the rules and regulations promulgated by the SEC. These requirements include periodic reporting obligations, disclosure controls and procedures, internal control over financial reporting and compliance with applicable stock exchange listing standards.

The Company’s digital asset holdings and treasury activities are reflected in its financial statements and disclosures in accordance with applicable accounting standards and SEC guidance. Changes in accounting standards, disclosure expectations or regulatory interpretations relating to digital assets could affect the manner in which the Company reports its financial position and results of operations.

Regulation of Online Gaming and Affiliate Marketing Activities

The Company’s legacy affiliate marketing business operates in connection with online gaming and sports betting markets that are subject to extensive regulation at the international, federal, state, and local levels. Regulatory frameworks governing online gaming and sports betting vary significantly by jurisdiction and may impose licensing, registration, reporting, advertising, and operational requirements on gaming operators and, in certain cases, their marketing partners.

In the United States, online sports betting and casino gaming are regulated primarily at the state level. The Company operates affiliate marketing websites only in jurisdictions where online gaming or sports betting is permitted and where the Company is licensed or otherwise authorized to operate. State gaming regulators may impose restrictions on marketing practices, content, disclosures, and compensation arrangements, and may require ongoing compliance audits or reporting.

Internationally, the Company’s affiliate marketing activities may be subject to the laws and regulations of the jurisdictions in which its operator partners are licensed or in which users are located. These regulations may change, and failure to comply could result in penalties, suspension of operations or termination of affiliate relationships.

Advertising, Marketing, and Consumer Protection Laws

Our affiliate marketing activities are subject to federal and state laws governing advertising, marketing and consumer protection, including laws relating to deceptive or unfair practices. These regulations may affect the content, presentation, and distribution of marketing materials, including disclosures regarding responsible gaming, age restrictions and promotional offers. Search engine providers, digital advertising platforms and content distribution channels may also impose their own policies and restrictions on gaming-related advertising, which can change over time and may impact our ability to attract traffic or monetize our affiliate properties.

Data Privacy and Cybersecurity Regulation

The Company is subject to data protection and privacy laws governing the collection, use, storage and security of personal information. These laws include, among others, U.S. federal and state privacy statutes and, where applicable, international data protection regulations. Compliance with these requirements may require the implementation of technical, administrative and organizational safeguards and may increase operating costs. Cybersecurity risks and data protection obligations are also subject to evolving regulatory standards, including SEC disclosure requirements related to cybersecurity incidents and risk management practices.

Anti-Money Laundering and Sanctions Compliance

Certain aspects of our operations, including digital asset activities and relationships with gaming operators, may be subject to anti-money laundering (“AML”), counter-terrorist financing and economic sanctions laws. While we do not directly process customer wagers or hold customer funds, we maintain policies and procedures designed to support compliance with applicable laws and to mitigate the risk of facilitating prohibited activities.

Regulatory Uncertainty

The regulatory environment applicable to digital assets, online gaming, and related technologies is complex and subject to change. New laws, regulations, or interpretations could be enacted or adopted that may adversely affect the Company’s operations, require significant compliance expenditures, or limit the Company’s ability to pursue its business strategy. Regulatory developments in one jurisdiction may influence regulatory approaches in others. See Item 1A. “Risk Factors” titled “We may be subject to regulatory developments related to digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations” and “We and our sports betting and iGaming partners are subject to complex laws and regulations, which are subject to change and interpretation, and which could subject us to claims or otherwise harm us and our clients. Any change in existing regulations or their interpretation, or the regulatory climate and requirements applicable to us or our partners’ businesses, could have a material adverse impact on our business, prospects, financial condition and results of operations.”

Compliance

The Company maintains policies, procedures and internal controls designed to support compliance with applicable laws, regulations and reporting obligations across our operations. These include compliance frameworks addressing securities laws, public company disclosure requirements, digital asset custody and treasury management practices, online gaming and affiliate marketing regulations, data privacy and cybersecurity obligations and anti-money laundering and sanctions considerations. Our compliance efforts are supported by internal governance structures, management oversight and, where appropriate, external advisors. Compliance requirements applicable to our businesses are complex and continue to evolve, particularly with respect to digital assets and regulated gaming activities, and may require ongoing enhancements to policies, systems and controls. While we endeavor to maintain compliance with all applicable requirements, there can be no assurance that regulatory authorities will not take positions that differ from our interpretations or that compliance costs and obligations will not increase over time.

Our Headquarters

Our principal executive offices are located at 200 S. Biscayne Boulevard, Miami, Florida 33131. Our website address is www.sharplink.com. The information contained on, or that can be accessed through, our website is not a part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Human Capital Resources

As of December 31, 2025, we employed a total of 15 full-time employees. We acknowledge that our employees are our most valued asset and the driving force behind our success.

Intellectual Property

Intellectual property rights are important to the success of Sharplink’s business. We rely on a combination of trademark, trade secret, confidentiality, database protection and other intellectual property laws in the United States and other jurisdictions, as well as contractual protections, to safeguard our proprietary assets. These assets include, among other things, our brands, domain names, databases, operational know-how and proprietary processes associated with both our digital asset treasury activities and legacy affiliate marketing operations.

With respect to our digital asset treasury activities, the Company’s intellectual property primarily consists of proprietary methodologies, internal processes, risk management frameworks, operational procedures and know-how related to digital asset acquisition, custody coordination, treasury operations, staking and yield participation, liquidity management and governance. These elements are generally protected as trade secrets and confidential information, rather than through patents or registered intellectual property rights. We believe that the confidential nature of these processes, combined with contractual and procedural safeguards, provides meaningful protection against unauthorized use or disclosure.

In the United States, Sharplink holds various domain name registrations associated with its businesses and brands and may, from time to time, seek to acquire additional domain names, trademarks or other intellectual property rights as deemed appropriate. As of March 6, 2026, the Company owned 155 domain name registrations.

Where You Can Find Additional Information

Our website is www.sharplink.com. We make available free of charge, on or through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after electronically filing or furnishing these reports with the SEC. The SEC also maintains an Internet website, www.sec.gov, which contains reports, information statements, proxy statements, and other information regarding issuers. Further, all filings made by Sharplink when we qualified as a foreign private issuer are also maintained with the SEC. We include our website in this Annual Report on Form 10-K (this “Annual Report”) only as an inactive textual reference. Information contained in our website does not constitute a part of this Annual Report.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described in this section may not be the only ones we face. Additional risks and uncertainties that are not currently known to us, or that we currently deem immaterial, may also impair our business operations or financial condition. If any of the risks described below or any such additional risks actually occur, our business, financial condition, results of operations and the market price of our securities could be materially adversely affected. In particular, because we have adopted a digital asset treasury strategy centered on acquiring and holding Ether (“ETH”), and a substantial portion of our assets are concentrated in ETH and related digital intangible asset holdings, our financial results and the market price of our securities are subject to significant volatility and may be adversely impacted by events affecting the price, perception, regulation, or technological underpinnings of ETH.

Regulatory and Legal Risks Related to Digital Assets

Absent federal regulations, there is a possibility that ETH and LsETH may be classified as a “security.” Any classification of ETH and LsETH as a “security” would subject us to additional regulation and could materially impact the operation of our business.

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

We have also adapted our process for analyzing the U.S. federal securities law status of ETH and other cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our position that ETH is not a “security” is premised, among other reasons, on our conclusion that ETH does not meet the elements of the Howey test. Among the reasons for our conclusion that ETH is not a security is that holders of ETH do not have a reasonable expectation of profits from our efforts in respect of their holding of ETH. Also, ETH ownership does not convey the right to receive any interest, rewards, or other returns.

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

Recently, we have begun focusing on pursuing opportunities to expand our portfolio into digital assets. With respect to the 40% asset threshold under Section 3(a)(1)(A), following the May 2025 PIPE Offering, proceeds from the offering were used to acquire ETH, resulting in ETH comprising 98% of the Company’s total assets. Since we believe ETH is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the Investment Company Act.

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

Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take action to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, ETFs and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our ETH Treasury Management strategy, the manner in which our ETH is custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our ETH holdings or other digital asset activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding ETH and other digital assets.

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

If regulatory changes or interpretations require us to register as a money services business with FinCEN under the U.S. Bank Secrecy Act, or as a money transmitter under state laws, we may be subject to extensive regulatory requirements—including those that would mandate us to implement anti-money laundering programs meeting certain requirements, make certain reports to FinCEN or state regulators, and maintain certain records, resulting in significant compliance costs and operational burdens.

We may incur extraordinary expenses to meet these requirements or, alternatively, may determine that continued operations are not viable. Further, we may not be capable of complying with certain federal or state regulatory obligations applicable to “money services businesses” and “money transmitters,” such as monitoring transactions and blocking transactions, because of the nature of the Ethereum blockchain. If we are deemed to be subject to and not in compliance with such additional regulatory and registration requirements, we may act to dissolve and liquidate. If we decide to cease certain operations in response to new regulatory obligations, such actions could occur at a time that is unfavorable to investors.

Risks Related to Our Digital Asset Treasury Strategy and ETH Exposure

Our digital asset treasury strategy exposes us to various risks, including risks associated with ETH.

Our ETH treasury management strategy exposes us to various risks, including risks associated with ETH, which include the following:

●	ETH is a highly volatile asset. ETH is a highly volatile asset that has traded below $1,472 per ETH and above $4,821 per ETH on the Coinbase exchange in the calendar year 2025.

●	Our ETH holdings significantly impact our financial results and the market price of our listed securities. Our ETH holdings could significantly affect our financial results and if we continue to increase our overall holdings of ETH in the future, they will have an even greater impact on our financial results and the market price of our listed securities.

●	Our assets are concentrated in ETH. The vast majority of our assets are concentrated in our ETH holdings or other receipt ETH related tokens (i.e., LsETH, WeETH, etc.) from staking. The concentration of our assets in ETH limits our ability to mitigate risk that could otherwise be achieved by holding a more diversified portfolio of treasury assets. If there is a significant decrease in the price of ETH, we may experience a more pronounced impact on our financial condition than if we invested our cash in a more diverse portfolio of treasury assets.

●	We primarily purchase ETH using proceeds from equity financings. Our ability to continue future purchases of ETH within our ETH Treasury Management strategy depends in significant part on our ability to continue raising capital to purchase ETH. If we are unable to obtain equity, equity-linked or debt financing on favorable terms or at all, we may not be able to successfully execute on our ETH Treasury Management strategy.

●	Our ETH Treasury Management Strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold ETH and to stake such ETH to generate staking rewards. This strategy has not been tested over an extended period of time or under different market conditions. For example, although we believe ETH has the potential to serve as a hedge against inflation in the long term, the short-term price of ETH declined in recent periods during which the inflation rate increased. If ETH prices were to decrease or our ETH Treasury Management strategy otherwise proves unsuccessful, our financial condition, results of operations, and the market price of our listed securities would be materially adversely impacted.

●	Our ETH staking activities could result in “slashing risks” and loss of staked ETH. ETH staking exposes us to slashing risks, defined as a punitive mechanism built into the Ethereum network, designed to penalize validators and their delegators for misbehavior or failing to follow network rules, which could result in the loss of our staked ETH.

●	Our ETH Treasury Management Strategy may result in partial or total loss of deployed principle. Our strategies may employ on-chain and off-chain trading, credit and investing both via on-team deployments as well as via external allocations. These may be ETH denominated, USD denominated, or other similar exposure types. As a result, we have a risk of loss of partial or the entirety of the deployed principal, typical of these aforementioned activities.

●	We are subject to provider and counterparty risks, including risks relating to our custodians. Although we have implemented various measures that are designed to mitigate our counterparty risks, including by storing substantially all of the ETH and other ETH-related digital assets we own in custody accounts at U.S.-based, institutional-grade custodians and negotiating contractual arrangements intended to establish that our property interest in custodied ETH and other ETH-related digital assets are not subject to claims of our custodians’ creditors, applicable insolvency law is not fully developed with respect to the holding of digital assets in custodial accounts. If our custodially-held ETH and other ETH-related digital assets were nevertheless considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such ETH, or delaying or hindering our access to our ETH holdings or other ETH-related digital asset holdings, and this may ultimately result in the loss of the value related to some or all of such ETH and other ETH-related digital assets which could have a material adverse effect on our financial condition as well as the market price of our listed securities.

●	The broader digital assets industry is subject to counterparty risks, which could adversely impact the adoption rate, price, and use of ETH. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the counterparty risks applicable to owning and transacting in digital assets. Although these bankruptcies, closures, liquidations and other events have not resulted in any loss or misappropriation of our ETH or other ETH-related digital assets, nor have such events adversely impacted our access to our ETH or other ETH-related digital assets, they have, in the short-term, likely negatively impacted the adoption rate and use of ETH. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of ETH, limit the availability to us of financing collateralized by ETH, or create or expose additional counterparty risks.

●	Changes in the accounting treatment of our ETH holdings or ETH-related digital assets holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our ETH holdings at fair value in our statement of financial position, and to recognize unrealized gains and losses from changes in the fair value of our ETH in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ETH holdings. Due to the volatility in the price of ETH, we expect the measurement at fair value to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our ETH on our balance sheet. ASU 2023-08 could also have adverse tax consequences. In addition, on September 30, 2025, the Treasury and the IRS issued interim guidance (the “Interim Guidance”) which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing adjusted financial statement income for purposes of determining whether it is subject to the 15% corporate minimum alternative tax under the Inflation Reduction Act. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, our LsETH digital assets holdings as of December 31, 2025 are accounted for at cost-less-impairment. Significant declines in the price of LsETH have, and may in the future, result in material impairment within our financial results.

We have engaged in decentralized finance transactions and deploy ETH using liquid staking protocols, which present additional risk as opposed to simply holding our digital assets.

We have deployed ETH using one or more decentralized finance protocols. All trading and investment activity involves risk, which is heightened in the case of decentralized finance due to the irrevocable nature of blockchain transactions and the possibility of errors in smart contracts. Decentralized finance protocols also attract hackers and persons looking to exploit flaws in or the ability to misuse smart contracts. We also may incur losses in connection with our decentralized finance activity due to human error or our inability to predict future price movements. Any losses we sustain in connection with decentralized finance activities could cause an adverse impact on our financial condition, results of operations, and the market price of our Common Stock.

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

We have also deployed ETH using other ETH-related staking protocols. These staking protocols, which include liquid staking protocols, are even newer than many decentralized finance protocols and are a novel and evolving technology. The staff of the SEC’s Division of Corporation Finance has provided a statement that the SEC does not generally believe liquid staking services are securities offerings. However, these statements are not binding rule or regulations, and any deviations from the fact patterns described in the staff statement could result in the liquid staking protocols we use being deemed securities offerings. If it is determined that the liquid staking protocols we use, or the receipt tokens we receive, are securities offerings, the providers of liquid staking protocols may be required to pay fines or be subject to other third-party claims, and the ETH we have deposited with them may be available to their creditors to fulfill those claims. See “Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks” and “We face risks relating to the custody of our ETH, including the loss or destruction of private keys required to access our ETH and cyberattacks or other data loss relating to our ETH.” There is also ongoing uncertainty as to the regulatory treatment of liquid staking other ETH-related staking services from other regulators and agencies.

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

As a result of our ETH treasury management strategy, our assets are concentrated in our ETH and other ETH-related digital assets holdings. Accordingly, the emergence or growth of digital assets other than ETH may have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortiums and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. Additionally, the Ethereum network has completed multiple major upgrades since then and may undertake additional upgrades in the future. If the mechanisms for validating transactions in other alternative digital assets are perceived as superior to the Ethereum network, those digital assets could gain market share relative to ETH.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, ETH and other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of ETH to decrease, which could have a material adverse effect on our business, prospects, financial condition, and operating results.

Operational, Financial Reporting and Capital Stock Risks

ETH is a highly volatile asset and fluctuations in the price of ETH are likely to influence our financial results and the market price of our listed securities.

ETH is a highly volatile asset, and fluctuations in the price of ETH are likely to influence our financial results and the market price of our listed securities. Our financial results and the market price of our listed securities would be adversely affected, and our business and financial condition would be negatively impacted, if the price of ETH decreased substantially (as it has in the past), including as a result of:

●	decreased user and investor confidence in ETH, including due to the various factors described herein;

●	investment and trading activities, such as (i) trading activities of highly active retail and institutional users, speculators, and investors; (ii) actual or expected significant dispositions of ETH by large holders, including the expected liquidation of digital assets associated with entities that have filed for bankruptcy protection and the transfer and sale of ETH associated with significant hacks, seizures, or forfeitures; and (iii) actual or perceived manipulation of the spot or derivative markets for ETH or spot ETH exchange-traded products (“ETPs”);

●	negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, ETH or the broader digital assets industry, for example, (i) public perception that ETH can be used as a vehicle to circumvent sanctions, including sanctions imposed on Russia or certain regions related to the ongoing conflict between Russia and Ukraine, or to fund criminal or terrorist activities, such as the purported use of digital assets by Hamas to fund its terrorist attack against Israel in October 2023; (ii) expected or pending civil, criminal, regulatory enforcement or other high profile actions against major participants in the ETH ecosystem; (iii) additional filings for bankruptcy protection or bankruptcy proceedings of major digital asset industry participants, such as the bankruptcy proceeding of FTX Trading and its affiliates; (iv) the actual or perceived environmental impact of ETH and related activities, including environmental concerns raised by private individuals, governmental and non-governmental organizations, and other actors related to the energy resources consumed in ETH related processes, and (v) changes in government regulations ;

●	changes in consumer preferences and the perceived value or prospects of ETH;

●	competition from other digital assets that exhibit better speed, security, scalability, or energy efficiency, that feature other more favored characteristics, that are backed by governments, including the U.S. government, or reserves of fiat currencies, or that represent ownership or security interests in physical assets;

●	a decrease in the price of other digital assets, including stablecoins, or the crash or unavailability of stablecoins that are used as a medium of exchange for ETH purchase and sale transactions to the extent the decrease in the price of such other digital assets or the unavailability of such stablecoins may cause a decrease in the price of ETH or adversely affect investor confidence in digital assets generally;

●	developments relating to the ETH protocol that may impact (i) its security, speed, scalability, usability, or value, (b) failures to upgrade the protocol to adapt to security, technological, legal or other challenges, and (iii) changes to the ETH protocol that introduce software bugs, security risks or other elements that adversely affect ETH;

●	disruptions, failures, unavailability, or interruptions in service of trading venues for ETH;

●	the filing for bankruptcy protection by, liquidation of, or market concerns about the financial viability of digital asset custodians, trading venues, lending platforms, investment funds, or other digital asset industry participants;

●	regulatory, legislative, enforcement and judicial actions that adversely affect the price, ownership, transferability, trading volumes, legality or public perception of ETH, or that adversely affect the operations of or otherwise prevent digital asset custodians, trading venues, lending platforms or other digital assets industry participants from operating in a manner that allows them to continue to deliver services to the digital assets industry;

●	reductions in staking rewards of ETH, or increases in the costs associated with ETH staking, including increases in electricity costs and hardware and software used in staking, or new or enhanced regulation or taxation of ETH staking, which could further increase the costs associated with ETH staking, any of which may cause a decline in support for the Ethereum protocol;

●	transaction congestion and fees associated with processing transactions of ETH or lengthened periods to exit ETH staking or other delays to unstaking or withdrawing ETH from staking protocols;

●	ETH staking exposes us to slashing risks, defined as a punitive mechanism built into the Ethereum network, designed to penalize validators and their delegators for misbehavior or failing to follow network rules, which could result in the loss of our staked ETH;

●	macroeconomic changes, such as changes in the level of interest rates and inflation, fiscal and monetary policies of governments, trade restrictions, and fiat currency devaluations; and

●	developments in mathematics or technology, including in digital computing, algebraic geometry and quantum computing, that could result in the cryptography used by the ETH blockchain becoming insecure or ineffective.

The Ethereum network operates using open-source protocols, meaning that any user can become a node by downloading the Ethereum Client and participating in the Ethereum network, and no permission of a central authority or body is needed to do so. In addition, anyone can propose a modification to the Ethereum network’s source code and then propose that the Ethereum network community support the modification. These proposed modifications to the Ethereum network’s source code, if adopted, can lead to forks. See risk factor “A “fork” in the Ethereum protocol could adversely affect the value of the Company’s shares”.

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

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology” (the “Executive Order”) aimed at supporting “the responsible growth and use of digital assets, blockchain technology and related technologies across all sectors of the economy.” The Executive Order also established an interagency working group that is tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this Executive Order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.” In particular, the report recommends that Congress enact legislation regarding self-custody of digital assets, clarifying the applicability of Bank Secrecy Act obligations with respect to digital asset service providers, granting the Commodities Futures Trading Commission (the “CFTC”) authority to regulate spot markets in non-security digital assets, prohibiting the adoption of a central bank digital currency (“CBDC”), and clarifying tax laws as relevant to digital assets. In addition, the report recommends that agencies reevaluate existing guidance on digital asset activities, use existing authorities to enable the trading of digital assets at the federal level, embrace DeFi, launch or relaunch digital asset innovation efforts, and promote U.S. private sector leadership in the responsible development of cross-border payments and financial markets technologies, among others.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”) was passed by the U.S. House of Representatives on July 17, 2025, and, as of the date of this report, remains pending before the Senate. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. If enacted, the CLARITY Act would establish a federal framework for the regulation of certain digital asset markets and digital asset trading platforms in the United States.

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

Although ETH and other digital assets have experienced a surge of investor attention since ETH was invented in 2015, until recently, investors in the United States had limited means to gain direct exposure to ETH through traditional investment channels, and instead generally were only able to hold ETH through “hosted” wallets provided by digital asset service providers or through “unhosted” wallets that expose the investor to risks associated with loss or hacking of their private keys. Given the relative novelty of digital assets, general lack of familiarity with the processes needed to hold ETH directly, as well as the potential reluctance of financial planners and advisers to recommend direct ETH holdings to their retail customers because of the manner in which such holdings are custodied, some investors have sought exposure to ETH through investment vehicles that hold ETH and issue shares representing fractional undivided interests in their underlying ETH holdings. These vehicles, which were previously offered only to “accredited investors” on a private placement basis, have in the past traded at substantial premiums to net asset value, possibly due to the relative scarcity of traditional investment vehicles providing investment exposure to ETH.

Although we are an operating company, and we believe we offer a different value proposition than an ETH investment vehicle, such as a spot ETH ETP, investors may nevertheless view our Common Stock as an alternative to an investment in an ETP and choose to purchase shares of a spot ETP instead of our Common Stock. They may do so for a variety of reasons, including if they believe that ETPs offer a “pure play” exposure to ETH that is generally not subject to federal income tax at the entity level as we are, or the other risk factors applicable to an operating business, such as ours.

As a result of the foregoing factors, availability of spot ETPs for ETH and other digital assets could have a material adverse effect on the market price of our listed securities.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future relating to our ETH and LsETH holdings.

Our historical financial statements do not reflect the potential variability in earnings that we may experience in the future from holding or selling significant amounts of ETH and LsETH.

The price of ETH has historically been highly volatile and subject to dramatic price fluctuations. Because we intend to purchase additional ETH in future periods and increase our overall holdings of ETH, we expect that the proportion of our total assets represented by our ETH holdings will increase in the future. As a result, and in particular due to our adoption of ASU 2023-08 and use of the fair value method for accounting for digital ETH assets, volatility in our earnings may be significantly more than what we experienced in prior periods.

The LsETH token is relatively new and the market for LsETH may be subject to manipulation, limited transparency, inconsistent pricing sources and episodic illiquidity. The price information available in the market may not reflect executable prices or sufficient market depth and there can be no assurance that we would be able to sell our LsETH at the quoted market price, or at all. Because changes in the fair value of digital assets may impact earnings, limitations in market liquidity or pricing reliability for LsETH could increase volatility in our reported results. In addition, the market infrastructure supporting LsETH remains nascent, and future developments in protocol mechanics, exchange support or regulatory oversight may materially impact pricing, liquidity and valuation methodologies. Accordingly, the market value amounts reported for LsETH may not reflect the amount that could ultimately be realized upon redemption or sale, and actual realizable values could materially differ.

Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks.

Our shift towards an ETH-focused treasury strategy, including staking, restaking, liquid staking and other decentralized finance activities, exposes us to significant operational risks.

Staking ETH involves holding a certain amount of ETH in a smart contract and running a piece of software known as a validator. Validators are randomly selected to propose a new block of transactions to be added to the Ethereum blockchain. When an Ethereum participant attempts a transaction, that participant is required to pay a minimum “gas” fee. A participant can opt to pay an additional fee to ensure that its transaction is added to the blockchain more quickly. These fees are denominated in ETH. The validator chosen to propose a block will (when that block is successfully confirmed by the other validator nodes) receive the gas fees for all transactions in the block (known as “execution layer rewards”). In addition, the Ethereum blockchain automatically issues ETH as rewards to validators who successfully propose a block, known as “consensus layer rewards.” The Ethereum network also automatically imposes penalties on validators that experience downtime or that propose incorrect blocks. These penalties are known as “slashing” and will reduce the number of ETH that are “staked” to the validator node.

Although we currently do not operate any validators, we may choose to operate our own validator services, or we may seek to continue to “delegate” our ETH to third party validation service providers. When we choose to use a third-party validation service, we share our staking rewards with that third-party validator, but that third-party validator may have more sophisticated technology which would enable those rewards to be greater. In either case of operating our own validators or utilizing third-party validators, staking increases the risk of loss of ETH, including through slashing penalties and through increasing vulnerabilities to hacking in the staking smart contracts. Validators also need to maintain uptime to maximize their rewards. Further, the ETH ecosystem rapidly evolves, with frequent upgrades and protocol changes that may require significant adjustments to our operational setup. The upgrades and protocol changes may require that we incur unanticipated costs, and it could cause temporary service disruptions. Technical failures or operational errors could impact our ability to obtain ETH rewards or gas fees, which could result in our failure to meet our financial projections.

Staked ETH is also subject to lock-up periods during which it cannot be withdrawn or sold. This lack of liquidity could limit our ability to respond to market changes or our financial needs. We could engage in other DeFi activities with liquid staking tokens. While we anticipate that the price of other ETH-related digital assets, such as liquid staking tokens, will correlate to ETH itself, there is a possibility that prices will diverge. This could especially happen if the validators deployed with a smart contract are subject to slashing penalties, in which case we may be able to withdraw fewer ETH than we originally deposited.

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

Historically, the ETH market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our ETH at favorable prices or at all. For example, a number of ETH trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for ETH) has, to date, not done so. As a result, our ETH holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, ETH we hold with our custodians do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered ETH or otherwise generate funds using our ETH holdings, including during times of market instability or when the price of ETH has declined significantly. If we are unable to sell our ETH, enter into additional capital raising transactions, including capital raising transactions using ETH as collateral, or otherwise generate funds using our ETH holdings, or if we are forced to sell our ETH at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

ETH constitutes the vast bulk of assets on our balance sheet. If we are unable to secure equity or debt financing in a timely manner, on favorable terms, or at all, we may be required to sell ETH to satisfy our financial obligations, and we may be required to make such sales at prices below our cost basis or that are otherwise unfavorable. Any such sale of ETH may have a material adverse effect on our operating results and financial condition and could impair our ability to secure additional equity or debt financing in the future. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our ETH in amounts and at prices sufficient to satisfy our financial obligations, including any debt service and cash dividend obligations, could cause us to default under such obligations. Any default on our future indebtedness or any newly issued preferred stock could have a material adverse effect on our financial condition. Such actions could cause significant variation in our operating results.

There are also volatility risks related to stablecoins, which are designed to have a relatively stable price relative to an underlying physical asset, most commonly a fiat currency, such as U.S. dollars, or an exchange-traded commodity. The stability of a stablecoin results from the underlying assets backing the stablecoin that are held by the stablecoin’s issuer in reserve accounts, among other factors such as the ability of a holder to redeem the stablecoin from its issuer at par. The issuers of certain stablecoins currently retain broad discretion to determine the composition and amounts of assets held in the issuers’ accounts backing those stablecoins, and to substitute assets other than the fiat currency that is initially deposited. The composition of backing assets varies considerably across popular stablecoins, with some stablecoins backed entirely by off-chain assets including cash or short-term, highly liquid assets, and others backed by assets significantly less liquid than cash or cash equivalents. For example, Circle, which issues USDC, reports that it holds cash and short-term cash equivalents to back its USDC stablecoins. We regularly transact in and hold stablecoins. As of December 31, 2025, USDC is the only stablecoin that we held. A lack of applicable law and regulation has afforded discretion to certain stablecoin issuers to determine the composition and amounts of assets backing those stablecoins. There is a risk that an issuer may be unable to liquidate enough backing assets if it were to face mass redemptions of its stablecoin, which could cause the price of the stablecoin to deviate from the price of the underlying fiat currency or other asset with which the stablecoin is designed to align in price. In extreme cases, such as a request to immediately redeem all or substantially all of a particular stablecoin in circulation, even stablecoins backed by reserves comprised primarily of cash and cash equivalents may be subject to instability or an inability of the stablecoin issuer to meet all redemption requests, as the market for short-dated U.S. government obligations might not be sufficiently price stable. Market participants have increasingly shown concern about the actual underlying liquidity and reserves for dollar stablecoins such as USDC. For example, according to reports, Circle had more than $3 billion of its USDC reserve funds on deposit at Silicon Valley Bank (“SVB”) which became temporarily inaccessible when SVB was placed into FDIC receivership in March 2023. Although these funds were ultimately made available, concerns related to Circle’s access to these funds caused USDC to temporarily fall below its $1.00 peg, and the total market capitalization of USDC decreased following this temporary depegging. If a stablecoin issuer were to fail to honor its redemption obligations, this could undermine public confidence in stablecoins and in digital assets more broadly, which could have a widespread impact on the crypto economy, causing the prices of other stablecoins and digital assets to become more volatile.

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries, such as crypto asset spot markets, that support stablecoins, could have a significant impact on the global digital asset market and may adversely affect our business.

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

If we are unable to recruit or retain skilled personnel, or if we lose the services of our Chairman of the Board of Directors and/or our Chief Executive Officer, and Chief Financial Officer, our business, operating results, and financial condition could be materially adversely affected.

Our future success depends on our continuing ability to attract and retain highly skilled personnel. Competition for employees is intense. We may not be able to retain our current key employees or attract, train, and retain other highly skilled personnel in the future. Competition for qualified employees in the technology industry has historically been high. Our future success also depends in large part on the continued service of Joseph Lubin, our Chairman of the Board of Directors, Joseph Chalom as Chief Executive Officer of the Company, and Robert DeLucia, Chief Financial Officer of the Company. If we lose the services of Messrs. Lubin, Chalom or DeLucia, or if we are unable to attract, train and retain the highly skilled personnel we need, our business, operating results and financial condition could be materially adversely impacted.

Our Common Stock has traded below the value of the digital assets we hold and may trade at a discount to the value of the digital assets in the future.

Our Common Stock, par value $0.0001 per share has, and may in the future, trade at a discount to the value of our holdings of ETH and ETH-related digital assets, to the extent investors view our Common Stock as providing exposure to ETH and ETH-related digital assets. This may occur due to the rise in other traditional investment vehicles providing exposure to digital assets, including ETH, as well as the increase in the number of investors who may wish to purchase digital assets, including ETH, directly, among other reasons. For example, the SEC has recently provided guidance that will allow broker-dealers to custody digital assets on behalf of investors. The SEC has also rescinded Staff Accounting Bulletin 121 which, by forcing public companies to include on their balance sheets digital assets custodied on behalf of third parties, effectively prevented publicly traded banks from providing digital asset custodial services. Any movement of investor funds to such other sources, or a change in the market’s perception of digital asset treasury vehicles or in investor sentiment generally, could result in a decrease in price of our Common Stock and may impair our ability to engage in future financings.

The market price of our Common Stock may be volatile and subject to significant fluctuations.

The market price of our Common Stock may be highly volatile and could fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, among others, changes in the market price of digital assets held by the Company, developments in digital asset markets, regulatory actions or announcements relating to digital assets, changes in investor sentiment toward digital asset-related companies, variations in our financial results, announcements regarding strategic transactions and general market and economic conditions. As a result, investors may experience substantial losses, and the market price of our Common Stock may not reflect the Company’s underlying asset value or operating performance at any given time.

Future issuances of equity securities could dilute existing stockholders.

We may issue additional shares of Common Stock or other equity-linked securities in the future to raise capital, pursue strategic transactions or for other corporate purposes. Any such issuances could result in dilution to existing stockholders, reduce the relative ownership interest of existing investors, and adversely affect the market price of our Common Stock. The timing, size and terms of any future equity issuances will depend on market conditions and other factors, and there can be no assurance that such issuances will be favorable to existing stockholders.

Our capital stock structure and potential future financings may increase stock price volatility.

The Company has utilized, and is expected to continue to utilize, equity financings to fund its operations and digital asset treasury strategy. Equity financings, including public offerings, private placements or other capital-raising transactions, may increase trading volume and price volatility in our Common Stock. In addition, the perception that such financings may occur could place downward pressure on the market price of our Common Stock.

Concentrated ownership or the issuance of shares to strategic investors could influence matters requiring stockholder approval.

If a small number of stockholders or strategic investors acquire a significant ownership position in the Company, those stockholders may have the ability to exert substantial influence over matters requiring stockholder approval, including the election of directors, approval of mergers or other significant transactions and other corporate actions. Such concentration of ownership could discourage potential investors or limit the ability of other stockholders to influence corporate governance matters.

The absence of dividends may limit the return on an investment in our Common Stock.

We have not paid cash dividends on our Common Stock and do not currently intend to pay dividends in the foreseeable future. The Company intends to retain any available funds to support its operations, digital asset treasury activities and strategic initiatives. As a result, investors seeking cash dividends may find our Common Stock less attractive, and any return on investment will depend primarily on appreciation in the market price of our Common Stock.

Provisions in our organizational documents and under applicable law could discourage or delay a change of control.

Certain provisions of our certificate of incorporation, bylaws and applicable state law may have the effect of discouraging, delaying or preventing a change in control of the Company that stockholders may consider favorable. These provisions may limit the ability of stockholders to replace management, approve certain transactions or influence corporate governance matters, and could reduce the likelihood that stockholders would receive a premium for their shares in connection with a change of control.

If securities analysts or investors do not continue to view the Company as an attractive investment, the trading price of our Common Stock could decline.

The trading market for our Common Stock depends in part on the interest of securities analysts, institutional investors and retail investors. If analysts cease coverage of the Company, issue unfavorable reports or if investors perceive the Company’s strategy or execution to be less attractive, the market price and trading volume of our Common Stock could decline.

An active trading market for our Common Stock may not be sustained.

Although our Common Stock is publicly traded, an active trading market may not be sustained. Limited trading volume may contribute to increased price volatility and may make it difficult for stockholders to sell their shares at or near desired prices or at times of their choosing.

Custody and Technology Risks

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our ETH, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our ETH and our financial condition and results of operations could be materially adversely affected.

All of the ETH and ETH-related digital assets we own is held in custody accounts at institutional-grade digital asset custodians. Security breaches and cyberattacks are of particular concern with respect to our ETH and ETH-related digital assets. ETH and other blockchain-based cryptocurrencies and the entities that provide services to participants in the ETH ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. A successful security breach or cyberattack could result in:

●	a partial or total loss of our ETH and ETH-related digital assets in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our ETH and ETH-related digital assets;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

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

Our ETH treasury management strategy exposes us to the risk of non-performance by providers and counterparties, whether contractual or otherwise. Risk of non-performance includes inability or refusal of a provider or counterparty to perform because of a deterioration in the counterparty’s financial condition and liquidity or for any other reason. For example, our execution partners, custodians, or other counterparties might fail to perform in accordance with the terms of our agreements with them, which could result in a loss of ETH and/or LsETH, a loss of the opportunity to generate funds, or other losses.

Our primary provider risk with respect to our ETH and ETH-related digital assets are custodian performance obligations under the various custody arrangements we have entered into. In particular, we are reliant on our custodial relationships and agreements with Anchorage Digital Bank N.A. and its affiliates, as well as Coinbase Inc. and its affiliates. Any failures of our custodians to perform could have an impact on our business, prospects, financial condition and operating results. In addition, in the event of a termination of one or more of our custody agreements, the Company would be required to contract with an alternative custodian at terms and conditions that may not be as favorable as our current custody agreements.

A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry have highlighted the perceived and actual counterparty and provider risk applicable to digital asset ownership and trading. Although these bankruptcies, closures and liquidations have not resulted in any loss or misappropriation of our ETH and ETH-related digital assets, nor have such events adversely impacted our access to our ETH and ETH-related digital assets, legal precedent created in these bankruptcy and other proceedings may increase the risk of future rulings adverse to our interests in the event one or more of our custodians becomes a debtor in a bankruptcy case or is the subject of other liquidation, insolvency or similar proceedings.

While all of our custodians are subject to regulatory regimes intended to protect customers in the event of a custodial bankruptcy, receivership or similar insolvency proceeding, no assurance can be provided that our custodially-held ETH and ETH-related digital assets will not become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings. Additionally, if we pursue any strategies to create income streams or otherwise generate funds using our ETH and ETH-related digital assets holdings, we may become subject to additional counterparty risks. Any significant non-performance by providers and counterparties, including in particular the custodians with which we custody substantially all of our ETH and ETH-related digital assets, could have a material adverse effect on our business, prospects, financial condition and operating results.

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

Cybersecurity incidents and other issues related to our information systems, technology and data may affect us materially and adversely.

Cybersecurity incidents and cyberattacks have been occurring globally at a more frequent and severe level and will likely continue to increase in frequency in the future. The digital asset industry is a particular target for cybersecurity incidents, which may occur through intentional or unintentional acts by individuals or groups having authorized or unauthorized access to our systems or our clients’ or counterparties’ information, which may include confidential information. These individuals or groups include employees, vendors and customers, as well as hackers. The information and technology systems used by us and our service providers, and other third parties, are vulnerable to damage or interruption from, among other things: hacking, ransomware, malware and other computer viruses; denial of service attacks; network failures; computer and telecommunication failures; phishing attacks; infiltration by unauthorized persons; security breaches; usage errors by their respective professionals; power outages; terrorism; and catastrophic events such as fires, tornadoes, floods, hurricanes and earthquakes. It is difficult or impossible to defend against every risk being posed by changing technologies, as well as criminals’ intent to commit cybercrime, and these efforts may not be successful in anticipating, preventing, detecting or stopping attacks, or reacting in a timely manner. The increasing sophistication and resources of cybercriminals and other non-state threat actors and increased actions by nation-state actors make it difficult to keep up with new threats and could result in a breach of security. Such threats may see their frequency increased, and effectiveness enhanced, by the use of artificial intelligence. Further, cybersecurity risks may be heightened as a result of ongoing global conflicts such as the Russia-Ukraine conflict or the ongoing Israel-Hamas conflict. Additionally, we cannot guarantee that our insurance coverage would be sufficient to cover any such losses.

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

We face risks relating to the custody of our ETH and ETH-related digital assets, including the loss or destruction of private keys required to access our ETH and ETH-related digital assets and cyberattacks or other data loss relating to our ETH.

We hold our ETH and ETH-related digital assets with regulated custodians that have duties to safeguard our private keys. Our custodial services contracts do not restrict our ability to reallocate our ETH and ETH-related digital assets among our custodians, and our ETH holdings may be concentrated with a single custodian from time to time. In light of the significant amount of ETH and ETH-related digital assets we hold, we will seek to engage additional custodians to achieve a greater degree of diversification in the custody of our ETH and ETH-related digital assets as the extent of potential risk of loss is dependent, in part, on the degree of diversification. If there is a decrease in the availability of digital asset custodians that we believe can safely custody our ETH and ETH-related digital assets, for example, due to regulatory developments or enforcement actions that cause custodians to discontinue or limit their services in the United States, we may need to enter into agreements that are less favorable than our current agreements or take other measures to custody our ETH and ETH-related digital assets, and our ability to seek a greater degree of diversification in the use of custodial services would be materially adversely affected.

ETH and ETH-related digital assets are controllable only by the possessor of both the unique public key and private key(s) relating to the local or online digital wallet in which the ETH and ETH-related digital assets are held. While the ETH blockchain ledger requires a public key relating to a digital wallet to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the ETH and ETH-related digital assets held in such wallet. To the extent the private key(s) for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private key(s) is accessible, neither we nor our custodians will be able to access the ETH and ETH-related digital assets held in the related digital wallet. Furthermore, we cannot provide assurance that our digital wallets, nor the digital wallets of our custodians held on our behalf, will not be compromised as a result of a cyberattack. ETH, as well as other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities.

ETH is created and transmitted through the operations of the peer-to-peer Ethereum network, a decentralized network of computers running software following the Ethereum protocol. If the Ethereum network is disrupted or encounters any unanticipated difficulties, the value of Ethereum could be negatively impacted.

If the Ethereum network is disrupted or encounters any unanticipated difficulties, then the processing of transactions on the Ethereum network may be disrupted, which in turn may prevent us from depositing or withdrawing ETH and ETH-related digital assets from our accounts with our custodian or otherwise effecting ETH and ETH-related digital assets transactions. Such disruptions could include, for example: the price volatility of ETH; the insolvency, business failure, interruption, default, failure to perform, security breach, or other problems of participants, custodians, or others; the closing of ETH trading platforms due to fraud, failures, security breaches, or otherwise; or network outages or congestion, power outages, or other problems or disruptions affecting the Ethereum network.

In addition, although we do not currently run o, digital asset validating operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for validating operations. Additionally, validators may be forced to cease operations during an electricity shortage or power outage.

A “fork” in the Ethereum protocol could adversely affect the value of the Company’s shares.

Forks in the Ethereum protocol may lead to disruptions, security risks or declines in ETH value and therefore the value of the Company’s Common Stock. A “fork” occurs when a change to the Ethereum network’s source code creates two incompatible versions of the blockchain, resulting in separate networks. Forks may be planned (e.g., upgrades to the Ethereum protocol like the Merge or Dencun) or unplanned (e.g., due to software bugs or validator disagreement). Planned forks are designed to improve performance or introduce new features, but they may introduce bugs, security vulnerabilities or unexpected economic consequences. Unplanned forks can arise from client software inconsistencies or protocol failures, causing network instability or fragmentation. In either case, forks may result in operational outages, user confusion, replay attacks and reduced validator participation, all of which could undermine confidence in the Ethereum network and adversely affect the price of ETH. Our ETH and ETH-related digital assets holdings, staking activities and related treasury strategy could be materially negatively impacted in the event of such a fork.

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

● A reduction in digital assets staked by validators on the Ethereum Network could increase the likelihood of a malicious actor or botnet obtaining control. See “If a malicious actor or botnet obtains control of more than 33% of the validating power on the Ethereum Network, or otherwise obtains control over the Ethereum Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Ethereum Network to adversely affect the value of our Common Stock.”

● Validators have historically accepted relatively low transaction confirmation fees on most digital asset networks. If validators demand higher transaction fees for recording transactions on the Ethereum Network or a software upgrade automatically charges fees for all transactions on the Ethereum Network, the cost of using ETH and ETH-related digital assets may increase and the demand for ETH and ETH-related digital assets may correspondingly decrease. Alternatively, validators could collude in an anti-competitive manner to reject low transaction fees on the Ethereum Network and force users to pay higher fees, thus reducing the attractiveness of the Ethereum Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Ethereum Network, the value of ETH and ETH-related digital assets and the value of our Common Stock.

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

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. As of 2025, the Ethereum Network’s base layer typically processed transactions at rates in the tens of thousands per second, with actual throughput varying based on gas usage and network demand. Broader ecosystem throughput, including Layer-2 rollups, reached daily averages of more than 300 transactions per second in late 2025. Network capacity has increased materially since 2021 through successive protocol upgrades, including the Merge (September 2022), Dencun (March 2024), Pectra (May 2025), and Fusaka (December 2025), which expanded data availability and improved scalability for Layer-2 networks.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. Increased transaction fees and decreased settlement speeds could preclude certain uses for Ether (e.g., micropayments), and could reduce demand for, and the price of, ETH and ETH-related digital assets, which could adversely impact the value of our Common Stock. However, reduced gas fees could signal lower demand for ETH and ETH-related digital assets.

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

All networked systems are vulnerable to various types of attacks. As with any computer network, the Ethereum Network could be attacked. For example, following the “Merge” to transition the Ethereum Network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism and the switch to proof-of-stake validation, the Ethereum Network is currently vulnerable to several types of attacks, including:

● “>33% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 33% of the total staked ETH on the Ethereum Network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is designed to be a temporary risk, as the Ethereum Network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim 2/3rd stake as the attacker’s stake is penalized). Moreover, it is not believed that a 33% attack would allow a malicious actor to engage in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum Network.

● “>50% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 50% of the total staked ETH on the Ethereum Network, a malicious actor would be able to manipulate transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively. To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum Network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the blockchain may not be possible.

● “>66% attack” where, if a malicious actor, validator, botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) or group of validators acting in concert were to gain control of more than 66% of the total staked ETH on the Ethereum Network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. Although the malicious actor or botnet may not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

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

In addition, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a >50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a then-recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may have negatively impacted perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Ethereum Network, which could negatively impact the value of ETH and the value of our Common Stock.

Although there are no known reports of malicious control of the Ethereum Network, if groups of coordinating or connected ETH holders that together have more than 33% of outstanding ETH were to stake that ETH and run validators, they could exert authority over the validation of ETH transactions. This risk is heightened if a substantial amount of the validating power on the network falls within the jurisdiction of a single governmental authority and is significantly heightened if over 66% falls within such a jurisdiction. If network participants, including the core developers and the administrators of validating pools, do not act to ensure greater decentralization of Ethereum Network validators, the feasibility of a malicious actor obtaining control of the validating power on the Ethereum Network will increase, which may adversely affect the value of our Common Stock.

A malicious actor may also obtain control over the Ethereum Network through its influence over core developers by gaining direct control over a core developer or an otherwise influential programmer. The less the Ethereum ecosystem grows, the greater the possibility that a malicious actor may be able to maliciously influence the Ethereum Network in this manner. Moreover, it is possible that a group of Ether holders that together control more than a substantial amount of outstanding Ether are in fact part of the initial or current core developer group, or are otherwise influential members of the Ethereum community. To the extent that the initial or current core developer groups also control higher than a threshold of outstanding Ether necessary for an attack, as some believe, the risk of this particular group of users causing the Ethereum Network to adopt updates to the core protocol that this particular group wants to be implemented will be even greater, and should this materialize, it may adversely affect the value of our Common Stock.

Digital asset networks are developed by a diverse set of contributors and the perception that certain high-profile contributors will no longer contribute to the network could have an adverse effect on the market price of the related digital asset.

Digital asset networks and related protocols are often developed by a diverse set of contributors, but are also often developed by identifiable and high-profile contributors. The perception that certain high-profile contributors may no longer contribute to the applicable digital asset network or protocol may have an adverse effect on the market price of any related digital assets. For example, in June 2017, an unfounded rumor circulated that Ethereum protocol developer Vitalik Buterin had died. Following the rumor, the price of Ether decreased approximately 20% before recovering after Buterin himself dispelled the rumor. Some have speculated that the rumor led to the decrease in the price of ETH. In the event a high-profile contributor to the Ethereum Network, such as Vitalik Buterin, is perceived as no longer contributing to the Ethereum Network due to death, retirement, withdrawal, incapacity or otherwise, whether or not such perception is valid, it could negatively affect the price of ETH, which could adversely impact the value of our Common Stock.

Due to the unregulated nature and lack of transparency surrounding the operations of many ETH trading venues, ETH trading venues may experience greater fraud, security failures or regulatory or operational problems than trading venues for more established asset classes, which may result in a loss of confidence in ETH trading venues and adversely affect the value of our ETH and ETH-related digital assets.

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

Affiliate Marketing Business Risks and the Industries We Serve

We rely on our relationships with sportsbooks and online casino gaming operators and any loss of existing relationships or failure to renew or expand existing relationships may cause loss of a competitive advantage or require us to modify, limit or discontinue certain offerings, which could materially and adversely affect our affiliate marketing business, financial condition, results of operations and prospects.

We rely on relationships with online sports betting bookmakers and casino gaming operators, and the future success of our business may depend, in part, on our ability to obtain, retain and expand such relationships. Our arrangements with these partners may not continue to be available to us on commercially reasonable terms, or at all. In addition, the industries we operate in are highly competitive. It is common for multiple competitors to provide services to clients simultaneously and we expect this to continue. In the event we lose existing arrangements or cannot renew and expand existing arrangements, we may be required to discontinue or limit our offerings or services, which could materially and adversely affect our financial condition and business operation.

We operate in a competitive market and may lose clients and relationships to both existing and future competitors.

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

Our affiliate marketing business may be materially and adversely affected if we are unable to keep pace with or adapt to rapidly changing technology, evolving industry standards and changing regulatory requirements, or if we do not invest in product development and provide services that are attractive to our partners.

The future business and financial success of our affiliate marketing segment will depend on our ability to continue to anticipate the needs of our partners or potential clients in order to successfully introduce new and upgraded performance marketing products and services. To be successful, we must quickly adapt to changes in technology, industry standards and regulatory requirements by continually enhancing and/or expanding our technology, services and solutions. Developing new services and upgrades to services, as well as integrating and coordinating current services, imposes burdens on our staff and management. These processes are costly and time intensive, and our efforts to develop, integrate and enhance our products and services may not be successful. In addition, successfully scaling up and launching and selling a new or upgraded product or service puts additional strain on our sales and marketing resources. Investing resources towards increasing the depth of our coverage within existing markets imposes additional burdens on our personnel and capital resources. If we are unable to manage our expansion efforts effectively, in obtaining greater market share or in obtaining widespread adoption of our current or future products and services, we may not be able to offset the expenses associated with the launch and marketing of the new or upgraded services, which could have a material adverse effect on our financial results.

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

Our affiliate marketing operations are subject to seasonal fluctuations that may impact results of operations and cash flow.

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

We depend on a limited number of customers for a substantial portion of our affiliate marketing services and the loss of customers, unfavorable changes to terms in customer contracts or unfavorable changes in the markets served by our customers due to geopolitical, regulatory or other facts could materially and adversely affect our revenue, profitability and financial condition.

Our Affiliate Marketing business segment generates revenue by delivering a broad base of players to casino gaming operators, which are our customers. The loss of any of our key operators, or a significant reduction in sales or contracted rates to any key operator, or unfavorable changes in contracts with operators due to geopolitical, regulatory or other factors, could significantly reduce our revenue, margins and earnings and adversely affect our business. WPT Global, an operator, is our largest customer, comprising approximately 48% of our Affiliate Marketing Services segment’s revenue for the year ended December 31, 2025. The contract with this customer requires a nominal notice period to terminate the contract. If notice were provided, our revenues would decline from then-current net gaming revenue rates to approximately one-third the then-current rate.

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

We and our sports betting and iGaming partners are subject to complex laws and regulations, which are subject to change and interpretation, and which could subject us to claims or otherwise harm us and our clients. Any change in existing regulations or their interpretation, or the regulatory climate and requirements applicable to us or our partners’ businesses, could have a material adverse impact on our business, prospects, financial condition and results of operations.

Us and our partners are generally subject to laws and regulations relating to sports betting, online gaming, affiliate marketing and advertising in the jurisdictions in which we and our partners conduct our respective businesses, as well as the general laws and regulations that apply to all e-commerce and online businesses, such as those related to privacy and personal information, tax and consumer protection. The laws and regulations applicable to us and our clients vary from one jurisdiction to another and may be affected by, among other things, political pressures and changes in legislative or governmental priorities. Some jurisdictions have introduced regulations attempting to restrict or prohibit sports betting, online gaming and advertising, while others have taken the position that sports betting or online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable sports betting or online gaming in their jurisdictions.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our businesses and/or the businesses of our clients. In addition, future regulatory action, court decisions or other governmental action may have a material impact on our and/or our clients’ operations and financial results. Governmental authorities could view us, or our clients, as having violated applicable laws or regulations, despite our or our clients’ efforts to obtain and maintain compliance with all applicable licenses or approvals. There are also risks that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent providers, or private individuals, could be initiated against us, our partners, Internet service providers, payment processors, advertisers and others involved in the sports betting and online gaming industries. Changes in applicable law and other regulatory, court or other proceedings could prohibit or impose significant restrictions being imposed upon us or our business partners. These events could also involve substantial and unexpected compliance and litigation expense, penalties, fines, seizure of assets and injunctions, while diverting the attention of our management team. Any such proceedings or any change in laws or regulations or their interpretation applicable to us or our partners could have a material adverse effect on our business, prospects, financial condition and results of operations.

Failure to obtain or maintain the required regulatory approvals and licenses in the various jurisdictions that we operate or intend to operate, whether individually or collectively, could have a material adverse effect on our business.

We are currently licensed and/or authorized to operate in 29 U.S. states, the District of Columbia, Puerto Rico and Ontario, Canada where legislation has been adopted permitting online sports betting. Any of the Company’s licenses to operate legally in the industry could be revoked, suspended or conditioned at any time. Any of our future license applications may also be denied or conditioned. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. As laws and regulations change, we may need to obtain and maintain licenses or registrations in additional jurisdictions. In addition, once licensed, we may be subject to various ongoing requirements, including supervision by the respective governmental agency of certain transfers of ownership and acquisitions.

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

States impose significant tax rates on online sports-betting and online casino gaming revenue, and operators that accept wagers are also subject to a federal excise tax equal to 25 basis points of the amount wagered. As most state product taxes apply to various measures of modified gross profit, tax rates, whether federal or state-based, that are higher than we expect will make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability. Therefore, even in cases in which a jurisdiction purports to license and regulate sports betting and/or online casino gaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees.

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

The legal sports betting market in the United States has increased significantly in recent years after the U.S. Supreme Court’s 2018 ruling that the federal restrictions on sports betting under PASPA were no longer enforceable, thus giving individual states the power to legalize sports betting. Our growth strategy significantly depends on additional states legalizing sports betting. However, additional states may not adopt laws allowing sports betting as our management team expects. Moreover, states that have legalized sports betting may eliminate, narrow or otherwise detrimentally change their laws allowing legal sports betting. A failure for the legal sports betting market to expand or a contraction of the market would have a material adverse effect on our business, prospects, financial condition and results of operations.

We have been, and will continue to be, the subject of governmental investigations and inquiries with respect to the operation of our affiliate marketing businesses and we could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action could adversely affect our business.

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

Our affiliate marketing business is particularly sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including iGaming and online sports betting, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as sports betting or iGaming. As a result, we cannot ensure that the demand for our product offerings will remain consistent. Adverse developments affecting economies throughout the world, and particularly in the United States, including a general tightening of availability of credit, decreased liquidity in certain financial markets, inflation, increased interest rates, foreign exchange fluctuations, increased energy costs, the impact of higher tariffs or escalating trade disputes, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases, could lead to a reduction in discretionary spending on leisure activities.

A portion of the operation of our Affiliate Marketing segment is in non-U.S. jurisdictions, which subjects the Company to the economic, political, regulatory and other risks of international operations.

We conduct business in numerous countries that carry high levels of currency, political, compliance and economic risk. For example, the military conflict between Russia and Ukraine and the evolving conflict in the Middle East and any business interruptions or other spillover effects from such conflicts could adversely affect our operations. Operations in non-U.S. jurisdictions can present many risks, including volatility in gross domestic product and rates of economic growth, governmental taxation, financial and governmental instability, cultural differences and the imposition of exchange and capital controls.

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

Our failure to protect or enforce our proprietary and intellectual property rights, including our unregistered intellectual property, and the costs involved in such protection and enforcement, could harm our business, financial condition, results of operations and prospects.

We rely on trademark, trade secret, confidentiality and other intellectual property protection laws to protect our rights. Circumstances outside our control could pose a threat to our intellectual property rights. Effective intellectual property protection may not be available in the U.S. or other countries in which we intend to operate our business. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or ability to compete. For example, it may not always have been possible or commercially desirable to obtain registered protection for our products, databases or other technology and, in such situations, we rely on laws governing protection of unregistered intellectual property rights, confidentiality and/or contractual exclusivity of and to underlying data and technology to prevent unauthorized use by third parties.

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

We may face claims for intellectual property infringement, which could subject it to monetary damages or limit us in using some of our technologies or providing certain solutions.

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

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems; or that we or such third parties otherwise maintain, including certain confidential information, which may subject us to fines or higher transaction fees or limit or terminate our access to such confidential information. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

Furthermore, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. In addition, any party which can illicitly obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. These risks may increase over time as we increase the number of clients and the complexity and number of technical systems and applications which we and our employees use. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents may result in: unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of information, including personally identifiable information, or the other confidential or proprietary information of the Company or third parties; viruses, worms, spyware, ransomware or other malware being served from the our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In addition, the sports betting and online gaming industries have experienced and may continue to experience social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks. To date, we have not experienced a security breach material to our business; however, such breaches could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our businesses may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

Sharplink has implemented a cybersecurity risk management framework designed to identify, assess, manage and mitigate reasonably foreseeable cybersecurity risks to its information systems, applications, networks and data (collectively, “Company Assets”). This framework is supported by formal policies, including an Amended and Restated Cybersecurity Policy and a Corporate Incident Response Plan (“CIRP”), and is integrated into the Company’s broader enterprise risk management and governance processes.

The Company’s cybersecurity risk management framework is designed to address threats arising from human error, malicious attacks, system malfunctions, and third-party dependencies. Key components of the framework include risk assessment and incident severity classification, defined escalation and response procedures, access controls, employee training requirements, vendor due diligence practices, and post-incident review and remediation processes.

The Company routinely evaluates cybersecurity risks that could result in unauthorized access to, disruption of, or misuse of Company Assets, including risks that could compromise the confidentiality, integrity, or availability of data. Cybersecurity risks are assessed in the context of the Company’s business operations, including its digital asset treasury activities and legacy affiliate marketing operations, and are considered alongside other operational and compliance risks.

Incident Response and Recovery

Sharplink maintains a formal Corporate Incident Response Plan that establishes a structured, step-by-step approach to responding to cybersecurity incidents, including identification, containment, eradication, recovery, and post-incident review. Upon identification of an actual or suspected cybersecurity incident, the Chief Financial Officer (“CFO”) conducts an initial assessment and assigns a severity rating. Depending on the severity, incidents are escalated to a Security Incident Response Team (“SIRT”) assembled by the CFO, which may include representatives from management, legal, accounting, information technology and other relevant functions.

The SIRT is responsible for coordinating response actions, preserving forensic evidence, assessing potential business and regulatory impacts, and evaluating whether an incident may be material for disclosure purposes. Material incidents are escalated to the Audit Committee of the Board of Directors and disclosed as required under applicable SEC rules.

Beginning in 2026, the Company plans to conduct periodic tabletop exercises simulating cybersecurity incidents to evaluate the effectiveness of its incident response procedures and to enhance readiness across management and key personnel.

Third-Party Risk Management

The Company uses third-party service providers and technology products in the ordinary course of business. Sharplink conducts due diligence on third-party vendors, particularly those with access to Company Assets or confidential data and requires vendors to implement appropriate cybersecurity safeguards and to promptly report incidents that could affect the Company’s systems or data. While the Company does not currently outsource its core cybersecurity risk management function, it may engage third-party cybersecurity service providers in the future to support or enhance its program.

Employee Training and Controls

Sharplink requires employees, contractors, and other authorized users of Company Assets to comply with cybersecurity controls and responsibilities outlined in its Cybersecurity Policy. These include requirements relating to password management, multi-factor authentication, device security, secure data transfers, incident reporting, and remote work safeguards. Employees are required to report actual or suspected cybersecurity incidents immediately to the CFO.

Beginning in 2026, the Company plans to implement a formal cybersecurity awareness training program for all employees, including training on phishing prevention, incident reporting, and secure handling of confidential data. Training effectiveness will be evaluated periodically and updated as necessary to reflect evolving risks and regulatory expectations.

Cybersecurity Governance

Oversight of cybersecurity risk is a shared responsibility among management and the Board of Directors. The Audit Committee of the Board provides primary oversight of cybersecurity risks and receives regular updates from management regarding cybersecurity risk assessments, incidents, response activities, and compliance with applicable disclosure requirements. The CFO is responsible for the day-to-day administration of the Company’s cybersecurity program, including implementation of controls, incident response coordination, and reporting to the Audit Committee

Cybersecurity Risks and Incidents

The Company has not experienced a cybersecurity incident that it has determined to be material as of the date of this report. However, like other companies that rely on information systems and digital infrastructure, Sharplink has experienced cybersecurity incidents in the past. Cybersecurity threats are continually evolving, and there can be no assurance that future incidents will not occur or that they will not have a material impact on the Company’s business, financial condition, results of operations, or reputation.

For additional information regarding cybersecurity risks, see Item 1A, “Risk Factors,” including the risk factor titled “Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions.”

ITEM 2. PROPERTIES

After the consummation of the Sale of Business in January 2024, the Company was required to pay RSports a monthly amount for shared lease space and certain IT support services at the same address at $1,000 per month. This agreement was on a month-to-month basis and could be terminated upon notice to RSports prior to the next monthly payment. The Company terminated this arrangement on December 31, 2025. On January 1, 2026, the Company commenced an office space license to use designated office space at 200 S. Biscayne Blvd., Miami, FL 33131. The short-term lease is a 12 month agreement for professional office space for a monthly fee of $165. The agreement may be terminated by the Company upon a written notice provided five (5) days in advance prior to the last day of the least term. If the agreement is not terminated by the Company, the lease will continue on a month-to-month basis.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on The Nasdaq Capital Market under the symbol “SBET.”

The following table sets forth, for the period indicated, the quarterly high and low closing sales prices per share of our Common Stock for each quarter during our last two fiscal years, as well as the first quarter in 2026 through March 6, 2026, as reported by Nasdaq.

2026	High	Low
First Quarter	$11.00	$6.07

2025	High	Low
First Quarter	$8.08	$3.24
Second Quarter	$79.21	$2.57
Third Quarter	$37.38	$9.35
Fourth Quarter	$19.24	$8.79

2024	High	Low
First Quarter	$21.96	$13.20
Second Quarter	$16.92	$7.20
Third Quarter	$9.96	$5.52
Fourth Quarter	$11.28	$6.24

As of March 6, 2026, we had approximately 66 individual stockholders of record of our Common Stock. We believe that the number of beneficial owners of our Common Stock is greater than the number of record holders, because a number of our shares of Common Stock are held through brokerage firms in “street name.”

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

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by Issuer and Its Affiliates

On August 21, 2025, the Board authorized a share repurchase program under which the Company may repurchase up to $1.5 billion of its outstanding Common Stock. As of December 31, 2025, the Company has repurchased 1,938,450 shares of its outstanding Common Stock for $31,692,488.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
January 2025	-	-	-	-
February 2025	-	-	-	-
March 2025	-	-	-	-
April 2025	-	-	-	-
May 2025	-	-	-	-
June 2025	-	-	-	-
July 2025	-	-	-	-
August 2025	-	-	-	-
September 2025	1,938,450	16.35	1,938,450	1,468,307,512
October 2025	-	-	-	-
November 2025	-	-	-	-
December 2025	-	-	-	-
Total	1,938,450	$16.35	1,938,450	$1,468,307,512

(1)	The share repurchase program does not have an expiration date and may be adjusted or terminated by the Company at any time.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management’s current expectations, assumptions, and beliefs regarding future events and involve risks, uncertainties, and other factors that could cause actual results to differ materially from those expressed or implied by such statements. Forward-looking statements are not guarantees of future performance.

Forward-looking statements in this Annual Report include, but are not limited to, statements regarding our business strategy; digital asset treasury activities; capital allocation and liquidity management; potential mergers, acquisitions, or other strategic transactions; regulatory developments affecting digital assets; market trends; competition; future financial position and results of operations; and plans, objectives, and expectations of management. Words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements include such words.

Actual results may differ materially from those contemplated by forward-looking statements due to a variety of risks and uncertainties, including those described under Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K, as well as risks described in our other filings with the SEC. The discussion of risks herein is not an indication that any such risks have occurred at the time of this filing. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. Unless otherwise indicated or the context requires otherwise, all numbers presented in this Item 7 are in thousands.

Industry and Market Data

This Annual Report on Form 10-K includes market and industry data obtained from third-party sources, industry publications, and publicly available information that we believe to be reliable, as well as estimates derived from our own internal analyses and assumptions. In particular, certain market estimates reflect our assumptions regarding digital asset markets, including the Ethereum ecosystem and broader blockchain-based financial infrastructure.

While we believe such information is reasonable, market and industry data involve risks and uncertainties and are subject to change based on a variety of factors, including regulatory developments, market conditions, technological changes, and other factors discussed under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A, “Risk Factors,” in this Annual Report on Form 10-K. We have not independently verified and do not undertake to update any such market or industry data.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition, results of operations, liquidity, and capital resources should be read together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. This discussion also should be read in conjunction with the information contained in Part I, Item 1, “Business,” and Part I, Item 1A, “Risk Factors.”

This Management’s Discussion and Analysis reflects management’s perspective on the key factors that have affected, and are expected to affect, our operating results, financial condition and cash flows. As discussed in Part I, Item 1, “Business,” the Company has undergone a strategic shift, with an increased focus on digital asset treasury activities while continuing to operate a legacy affiliate marketing business. As a result, period-to-period comparisons may be affected by changes in business mix, capital allocation priorities and prevailing market conditions.

This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Actual results could differ materially from those expressed or implied by such forward-looking statements.

Unless the context indicates otherwise, references in this Annual Report on Form 10-K to “Sharplink Gaming,” “Sharplink,” “Sharplink US,” the “Company,” “we,” “our,” and “us” refer to Sharplink Gaming, Inc., a Delaware corporation, and its wholly owned subsidiaries. References to “Sharplink Israel” refer to Sharplink Gaming, Ltd., an Israeli limited liability company with which Sharplink US completed a domestication merger in February 2024.

Business Overview

Sharplink, Inc. is a publicly traded company that, in June 2025, undertook a significant strategic shift by adopting Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. Through this strategy, Sharplink seeks to align its capital allocation and treasury management with the growth of blockchain-based financial infrastructure, programmable finance, and decentralized protocols on Ethereum. As part of this transition, the Company became one of the largest publicly traded companies to pursue an ETH-centered digital asset treasury strategy.

Sharplink operates through two reportable segments: ETH Treasury Management and Affiliate Marketing.

The Company’s ETH Treasury Management focuses on the accumulation and active management of ETH as a long-term treasury asset. Sharplink seeks to benefit from potential ETH price appreciation and from protocol-level rewards earned by participating in Ethereum’s proof-of-stake consensus mechanism through staking activities. These activities include both native staking and liquid staking arrangements, executed within a governance, custody, and risk management framework designed to meet public company standards. The Company is not registered as an investment company under the Investment Company Act of 1940.

In addition, Sharplink continues to operate a legacy Affiliate Marketing segment that provides performance-based customer acquisition services to sportsbook and online casino gaming operators in regulated jurisdictions. Through its international affiliate network, PAS.net, and a portfolio of U.S. state-specific digital properties, the Company drives user traffic and player acquisition for licensed gaming operators. While this business remains operational, management’s strategic focus has shifted toward digital asset treasury activities.

Sharplink’s business model emphasizes balance sheet deployment, disciplined capital allocation and internal treasury management rather than traditional operating leverage. Management believes this approach positions the Company to participate in the evolving digital asset ecosystem while maintaining public company governance, transparency, and regulatory compliance.

Capital Markets Funds Raising

$4.5 Million Offering

On May 20, 2025, we entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) pursuant to which we agreed to sell and issue, in a reasonable best efforts registered offering (the “May 20, 2025 Offering”), an aggregate of 34,000 shares (the “May 20, 2025 Shares”) of our Common Stock, par value $0.0001 per share (the “Common Stock”) and pre-funded warrants (the “May 20 Pre-Funded Warrants”) to purchase up to 1,496,612 shares of Common Stock (the “May 20, 2025 Pre-Funded Warrant Shares”). The May 20, 2025 Shares were offered at an offering price of $2.94 per May 20, 2025 Share. The gross proceeds from the May 20, 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $4,500. A.G.P./Alliance Global Partners (“A.G.P.”) acted as the sole placement agent for the May 20, 2025 Offering.

$425 Million Offering

On May 26, 2025, we entered into a securities purchase agreement for a private placement in public entity (the “May 2025 PIPE Offering”), raising gross proceeds of $425,000 funded in a combination of fiat and Ether. On June 2, 2025, we announced the closing of the May 2025 PIPE Offering was May 30, 2025, and launched our treasury reserve strategy to hold the native cryptocurrency of the Ethereum blockchain, commonly referred to as “Ether” or “ETH,” as our primary treasury reserve asset. Consensys Software Inc. acted as the lead investor in the May 2025 PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist us in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. A.G.P. acted as the sole placement agent in connection with the May 2025 PIPE Offering.

At-The-Market (“ATM”) Offerings

On May 1, 2024, we entered into an ATM Sales Agreement (the “2024 ATM Sales Agreement”) with A.G.P. pursuant to which we may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of our Common Stock having an aggregate offering price of up to $1,700, subject to certain limitations on the amount of Common Stock that may be offered and sold by us set forth in the ATM Sales Agreement (the “2024 ATM Offering”).

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

As of December 31, 2025, we had raised total gross proceeds of $2,147,072 from sales of shares under our ATM Sales Agreements, before factoring related fees and expenses.

August 6, 2025 Registered Direct Offering

On August 6, 2025, Sharplink entered into a securities purchase agreement (the “August 2025 Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August 2025 Offering”) an aggregate of 10,256,411 shares of the Company’s Common Stock (the “August 2025 Shares”). The price per share was $19.50, and the gross proceeds from the August 2025 Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200,000. The Company used the net proceeds received from the August 2025 Offering to acquire ETH and for general working capital purposes. The August 2025 Shares were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated August 6, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). The August 2025 Purchase Agreement contained customary representations and warranties that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The August 2025 Purchase Agreement also contained customary conditions to closing, termination rights of the parties, certain indemnification obligations of the Company and ongoing covenants for the Company.

On August 6, 2025, the Company entered into a placement agency agreement (the “August 2025 Placement Agency Agreement”) with A.G.P., as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“Societe Generale,” and together with A.G.P.., the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August 2025 Offering. Cantor Fitzgerald & Co., (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August 2025 Placement Agency Agreement, the Company paid the August 2025 Placement Agents a cash fee equal to 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August 2025 Offering less the fees to be paid to Cantor as financial advisor. Notwithstanding the foregoing, the cash fee paid to A.G.P. did not exceed 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the offering. The balance of the cash fee not payable to the August 2025 Placement Agents or Cantor was credited back to the Company. The August 2025 Placement Agency Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The August 2025 Offering closed on August 8, 2025.

August 10, 2025 Registered Direct Offering

On August 10, 2025, we entered into a securities purchase agreement (the “Second 2025 August Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “Second 2025 August Offering”) an aggregate of 18,382,353 shares of the Company’s Common Stock (the “Second 2025 August Shares”). The price per Second 2025August Share was $21.76, and the gross proceeds from the Second August 2025 Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $400,000. The Company used the net proceeds received from the Second 2025 August Offering to acquire ETH as well and for general working capital purposes. The Second August 2025 Shares were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated August 10, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). The Second August 2025 Purchase Agreement contained customary representations and warranties that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The Second August 2025 Purchase Agreement also contained customary conditions to closing, termination rights of the parties, certain indemnification obligations of the Company and ongoing covenants for the Company.

On August 10, 2025, the Company entered into a placement agent agreement (the “Second August 2025 Placement Agent Agreement”) with AGP as sole placement agent, pursuant to which the Company engaged A.G.P. as the exclusive placement agent in connection with the Second August 2025 Offering. Cantor acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the Second 2025 August Placement Agent Agreement, the Company paid A.G.P. a cash fee equal to 2.5% of the aggregate gross proceeds raised from the sale of the shares sold in the Second August 2025 Offering less the fees to be paid to Cantor as financial advisor. The Second August 2025 Placement Agent Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Second August 2025 Offering closed on August 12, 2025.

October 15, 2025 Registered Direct Offering

On October 15, 2025, we entered into a securities purchase agreement (the “October 2025 Purchase Agreement”) with an institutional investor to sell in a registered direct offering (the “October 2025 Offering”) an aggregate of 4,500,000 shares of the Company’s Common Stock (the “October 2025 Shares”). The price per October 2025 Share was $17.00, and the gross proceeds from the October 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $76,500. The Company intends to use the net proceeds received from the October 2025 Offering to acquire ETH as well as for general working capital purposes. Under the October 2025 Purchase Agreement, the Company also granted the investor 90-day premium purchase contracts, which expired on January 15, 2026, to purchase up to an additional 4,500,000 shares of Common Stock at an exercise price of $17.50 (the “Premium Purchase Contract” and the shares of Common Stock issuable upon exercise of the Premium Purchase Contracts, the “Premium Purchase Shares”). The premium purchase contracts were not executed prior to the January 15, 2026 expirations date. The October 2025 Shares, Premium Purchase Contracts, and Premium Purchase Shares (collectively, the “October 2025 Securities”) were offered and sold pursuant to a prospectus, dated May 30, 2025, and a prospectus supplement, dated October 15, 2025, in connection with a takedown from the Company’s effective shelf registration statement on Form S-3ASR (File No. 333-287708). The October 2025 Purchase Agreement contains customary representations and warranties that the parties made to, and solely for the benefit of, each other in the context of all of the terms and conditions of that agreement and in the context of the specific relationship between the parties. The October 2025 Purchase Agreement also contains customary conditions to closing, termination rights of the parties, certain indemnification obligations of the Company and ongoing covenants for the Company.

On October 15, 2025, the Company entered into a placement agent agreement (the “October 2025 Placement Agent Agreement”) with A.G.P. as sole placement agent (the “October 2025 Placement Agent”), pursuant to which the Company engaged the October 2025 Placement Agent as the exclusive placement agent in connection with the October 2025 Offering. Pursuant to the October 2025 Placement Agent Agreement, the Company paid the October 2025 Placement Agent a cash fee equal to 2.0% of the aggregate gross proceeds raised from the sale of the Securities sold in the October 2025 Offering. The October 2025 Placement Agent Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature. The Offering closed on October 17, 2025.

Meetings of Stockholders

July 2025 Special Meeting of Stockholders

On July 24, 2025, the Company convened a special meeting of stockholders (the “July 2025 Special Meeting”) virtually via live webcast. Only stockholders of record at the close of business on June 18, 2025, the record date for the July 2025 Special Meeting, were entitled to vote at the Special Meeting. As of the record date, 62,125,336 shares of the Company’s Common Stock were outstanding and entitled to vote at the July 2025 Special Meeting. Based on the estimated preliminary voting results present at the meeting or by proxy were holders of 35,076,578 shares of the Company’s Common Stock, which represented approximately 56% of the voting power of all shares of Common Stock as of the record date and constituted a quorum for the transaction of business at the July 2025 Special Meeting. During the July 2025 Special Meeting, our stockholders approved two proposals: (i) to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 500,000,000; and (ii) to adopt the Company’s Amended and Restated 2023 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 8,000,000 shares to 8,034,166 shares.

September 2025 Special Meeting of Stockholders

On September 24, 2025, the Company convened a special meeting (the “September 2025 Special Meeting”) virtually via live webcast. Only stockholders of record at the close of business on August 22, 2025, the record date for the September 2025 Special Meeting, were entitled to vote at the September 2025 Special Meeting. As of the record date, 181,740,293 shares of the Company’s Common Stock were outstanding and entitled to vote at the September 2025 Special Meeting. Based on the estimated preliminary voting results present at the meeting or by proxy were holders of 81,092,892 shares of the Company’s Common Stock, which represented approximately 44.67% of the voting power of all shares of Common Stock as of the record date and constituted a quorum for the transaction of business at the September 2025 Special Meeting. Our stockholders voted on and approved one proposal: to adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of shares of Common Stock of the Company from 500,000,000 to 2,500,000,000.

Other Matters

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

Adoption of Inducement Award Plan

On August 19, 2025, the Board adopted the Sharplink, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Inducement Award Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board or the independent members of the Board. The Board reserved 3,000,000 shares of the Company’s Common Stock for issuance under the Inducement Award Plan, subject to adjustment as provided in the plan document. The terms of the Inducement Award Plan are substantially similar to the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the Inducement Award Plan and equity awards under the Inducement Award Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Board also adopted a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Time-Based Grant) (the “Inducement Time-Based RSU Grant Package”) and a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Performance-Based Grant) (the “Inducement Performance-Based RSU Grant Package”) for use under the Inducement Award Plan.

2025 Share Repurchase Plan

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1.5 billion of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors. In connection with the 2025 Repurchase Program, on August 21, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with The Benchmark Company, LLC (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of the Company’s Common Stock in the open market pursuant to Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.01 for each share of common stock repurchased pursuant to the Repurchase Agreement. As of December 31, 2025, the Company has repurchased 1,938,450 shares of its Common Stock pursuant to the 2025 Repurchase Program at an average price of $16.33 per share.

Appointment of Superstate as Digital Transfer Agent

On September 25, 2025, we announced that financial technology firm, Superstate, was appointed by the Company as its Digital Transfer Agent in connection with our plans to tokenize our SEC-registered Common Stock directly on the Ethereum blockchain. By enabling its equity to be tokenized natively onchain, Sharplink aims to demonstrate how public companies can use blockchain infrastructure to create shareholder value, improve market efficiency and drive forward the next generation of capital markets. Sharplink intends to partner with Superstate to tokenize its equity on Ethereum through its Opening Bell platform, expanding Superstate’s multichain capital markets infrastructure. Sharplink and Superstate also intend to closely collaborate on advancing how tokenized public equities can ultimately trade on Automated Market Makers (“AMMs”) and other DeFi protocols in a fully compliant manner. We believe this initiative aligns with the SEC’s broader Project Crypto innovation agenda aimed at modernizing U.S. securities regulation to better enable digital assets, blockchain and onchain markets.

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

Acquisition and Sale of 10% Equity Stake in Armchair Enterprises

On February 24, 2025, we entered into a subscription agreement (“Subscription Agreement”) with U.K.-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500,000 in cash, along with a right of first refusal to acquire a controlling interest in Armchair. The investment was recorded at cost and will be measured at cost minus impairment, adjusted for any observable price changes. In December 2025, the Company entered into a Share Purchase Agreement with Streak VC, Inc., a Minnesota business corporation, pursuant to which the Company sold its 22 ordinary shares of Armchair, representing approximately 10% of Armchair’s outstanding equity, for $500,000 in cash. As the carrying value of the investment equaled the proceeds received, no gain or loss was recognized on the transaction. The buyer is an unrelated third party.

Results of Operations (in thousands, except for percentages)

The following table provides certain selected financial information for the periods presented:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024	Change	% Change
Revenue from staking, net	$25,594	$-	$25,594	100.0%
Revenue from affiliate marketing	2,461	3,662	$(1,201)	-32.8%
Total revenue	28,055	3,662	24,393	666.1%

Gains and (losses) from operations
Realized gain on crypto assets, net	55,213	-	55,213	100.0%
Unrealized loss on crypto assets at fair value, net	(616,173)	-	(616,173)	100.0%
Total losses from operations	(560,960)	-	(560,960)	100.0%

Operating expenses
Cost of revenues from affiliate marketing	1,902	2,756	(854)	-31.0%
Selling, general, and administrative expenses	42,392	5,669	36,723	647.8%
Stock-based compensation, related party	16,510	-	16,510	100.0%
Impairment of crypto assets at cost	140,208	-	140,208	100.0%
Total operating expenses	201,012	8,425	192,587	2,286%

Operating loss	(733,917)	(4,763)	(729,154)	15,309%

Total other income	447	289	158	54.7%
Net loss before income taxes	(733,470)	(4,474)	(728,996)	16,294%
Income tax expense	(1,046)	-	(1,046)	-100.0%
Net loss from continuing operations	(734,516)	(4,474)	(730,042)	16,317%
Net income (loss) from discontinued operations, net of tax	(71)	14,573	(14,644)	-100.5%
Net income (loss)	$(734,587)	$10,099	$(744,686)	-7,374%

For the Twelve Months Ended December 31, 2025 Compared to the Twelve Months Ended December 31, 2024 (in thousands, except for percentages)

Revenue and gains (loss) from operations

For the year ended December 31, 2025, revenues rose 666.1% to $28,055 compared to $3,662 reported for the same period in the prior year. The increase was due to staking revenues generated by our ETH Treasury Management segment, launched on June 2, 2025, which was $25,594, or 91% of our total revenues for the year ended December 31, 2025. The revenues from staking have approximately $944 of certain staking reward fees and gas fees netted against the staking revenue recognized. The increase in revenues was offset by a 32.8% decline in revenues generated in our Affiliate Marketing Segment, which generated $2,461 in revenues compared to $3,662 for the twelve months ended December 31, 2025 and 2024, respectively. The decrease in affiliate marketing revenues was primarily due to softening market conditions in the global iGaming industry, changes in customer pricing structures and the loss of customers due primarily to regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Total Losses From Operations

We recognized a net realized gain on crypto assets of $55,213 for the year ended December 31, 2025 as compared to $0 for the same period in the prior year. The realized gain was due to the conversion of LsETH into ETH upon entry into the liquid staking protocol and the redemption of LsETH in December 2025.

We recognized an unrealized loss on crypto assets at fair value of $(616,173) and an impairment loss on LsETH, crypto assets at cost, of $(140,208), recorded in Total losses from operations, for the year ended December 31, 2025, compared to $0 and $0, respectively, in the prior year. These losses primarily reflect the decline in the market price of ETH during the second half of 2025. The decrease in ETH prices over the relevant reporting period was driven by a combination of macro-level risk aversion and ecosystem-specific activity declines. Macroeconomic conditions reduced liquidity and risk appetite across digital asset markets. In addition, Ethereum-specific activity indicators, such as on-chain transaction volumes, fee generation, and developer engagement, softened relative to prior periods, contributing to weaker fundamental support for ETH valuations. We also believe that a significant portion of the volatility observed during the period was attributable to the industry-wide deleveraging event on October 10, 2025, which resulted in the largest single-day liquidation of leveraged crypto positions in the industry’s history. This event triggered substantial forced selling across both centralized and decentralized derivatives venues, reduced open interest, and contributed to a sustained period of elevated volatility and price disruption.

Total Operating Expenses

For the year ended December 31, 2025, Cost of revenues from affiliate marketing decreased to $1,902 from $2,756 for the same period in the prior year. This decrease is reflective of the decrease in revenues from Affiliate Marketing Segment. For the year ended December 31, 2025, total selling, general, and administrative expenses increased 647.8% to $42,392 from $5,669 for the same period in the prior year. The increase was directly attributable to the following - $5,629 in asset manager fees, $13,760 in compensation costs, $5,163 in accounting, legal and compliance fees, $811 in custodial and banking fees each incurred to establish and support our ETH Treasury Management strategy. The increase in these expenses was directly attributable to our strategic shift to our ETH Treasury Management strategy in June 2025.

Operating Income (Loss)

Net loss from continuing operations decreased -16,317.4% to $(734,516) for the period ended December 31, 2025, compared to a net loss from continuing operations of $(4,474) for the same period in 2024. This is attributable to a $55,213 net realized gains on crypto assets, due to the conversion of ETH into LsETH and the redemption of LsETH in the fourth quarter. The realized gains were offset by an unrealized loss on crypto assets at fair value of $(616,173) due to ETH market conditions that deteriorated during the second half of 2025. In addition, an impairment of $140,208 on crypto assets at cost of was recorded related to recognizing the lowest price of LsETH seen during the year ended December 31, 2025.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the period ended December 31, 2025, net loss from discontinued operations, net of tax increased 100.5% to $(71), which compared to a net income from discontinued operations, net of tax of $14,573 for the period ended December 31, 2024. The decrease to the net loss from discontinued operations is due to the gain on the sale of the discontinued operations of SHGN and Sports Gaming Client Services businesses in the first quarter of 2024.

Net Income (Loss)

As a result of the aforementioned reasons, net loss for the period ended December 31, 2025 totaled $(734,587) increasing 7,373.9% when compared to net income of $10,099 reported for period ended December 31, 2024.

Cash Flows

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024 (in thousands, except for percentages)

As of December 31, 2025, cash on hand was $28,539, a 1,886.0% increase when compared to cash on hand of $1,437 as of December 31, 2024. The increase was due to net proceeds raised from the PIPE, ATM and registered direct offerings completed in the second half of 2025.

For the twelve months ended December 31, 2025, net cash used in operating activities from continuing operations totaled $(17,481) compared to net cash used in operating activities from continuing operations of $(5,856) in the prior year. Net cash used in operating activities from discontinued operations was $(61), which compared to net cash used in operating activities of $(16,958) from discontinued operations for the same twelve-month period in 2024. Overall, net cash used in operating activities was $(17,542) and $(22,814) for the twelve months ended December 31, 2025 and 2024, respectively. The change in the operating cash flows was largely attributable to cash used in discontinued operations during year ended December 31, 2024.

For the twelve months ended December 31, 2025, net cash used in our investing activities from continuing operations totaled $(2,954,139), an increase of $(2,954,287) when compared to cash provided by investing activities from continuing operations of $148 for the same twelve-month period in 2024. For the twelve months ended December 31, 2025 and 2024, net cash used in investing activities from discontinued operations was $0 and $(18,858), respectively. The increase in net cash used in investing activities for the twelve months ended December 31, 2025 versus 2024 was due to our new ETH Treasury Management strategy and the related purchases of $2,614,612 of ETH crypto assets. The decrease in total cash used in investing activities for discontinued operations is due to cash received from the sale of business in January 2024 of $22,500, net of the cash transferred of $41,358. The majority of the cash transferred of $41,358 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,960 and $4,889, respectively.

For the twelve months ended December 31, 2025, net cash generated by financing activities from continuing operations was $2,998,715, a 26,085.4% increase when compared to net cash used by financing activities from continuing operations of $(11,540) for the same twelve-month period in 2024. Cash generated by financing activities related to gross cash proceeds from the sale of our Common Stock of $2,147,073, gross cash proceeds from private placements of $983,095 offset by equity issuance costs of $(99,761) and repurchases of Common Stock of $(31,692). For the twelve months ended December 31, 2025 net cash used in financing activities from discontinued operations was $0 compared to net cash used by financing activities of $(5,835) for the twelve months ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, we had working capital of $18,404. For the twelve months ended December 31, 2025, we had net loss from continuing operations of $(734,516) compared to a net loss from continuing operations of $(4,474) reported for the same twelve-month periods in 2024. We had $1,899,683 of crypto assets at fair value and $500,912 of crypto assets at cost classified as a non-current assets, which represent readily accessible sources of liquidity, as denoted further below.

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances, USDC stablecoins, and proceeds from equity financing transactions, including pursuant to our at-the-market offering facility under the Amended and Restated ATM Sales Agreement with A.G.P.

Under our Treasury Reserve Policy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire ETH, some of which are classified as indefinite-lived intangible assets. As of December 31, 2025, we held approximately 640,026 ETH in crypto assets at fair value ETH, and 204,409 LsETH in crypto assets at cost, all of which are unencumbered. As of March 6, 2026 we held approximately 868,699 in total ETH, comprised of 604,618 in native ETH and 208,893 in ETH as if redeemed from LsETH, and 55,188 in ETH as if redeemed from WeETH, all of which are unencumbered. As discussed further below, although our crypto assets are classified as non-current assets due to our long-term treasury strategy, they represent a significant and readily accessible source of liquidity.

Based on current Ethereum network conditions, including a near-zero validator exit queue of nine days as of March 6, 2026, we estimate that a material portion of our staked ETH could be withdrawn and converted to cash within approximately 30 days, and our entire staking portfolio within approximately 90 days. We believe this provides meaningful additional liquidity support beyond our cash and cash equivalents.

Short-Term and Long-Term Liquidity

Short-Term Liquidity -- Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next 12 months. To meet our short term liquidity needs, we expect that our cash and cash equivalents and USDC stablecoins as of December 31, 2025, coupled with the use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to meet these needs. Although we do not anticipate needing to use our ETH and/or LsETH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ETH and redeemed LsETH to meet such needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity — Beyond the next twelve months, our long-term cash needs are primarily for obligations related to working capital requirements. We expect our cash and cash equivalents and USDC stablecoins as of December 31, 2025, and the use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to satisfy these needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Availability of ETH for Liquidity — Although we may from time to time sell or engage in other transactions with respect to our ETH and LsETH as part of treasury management operations, as noted above, the ETH market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the ETH market, we may not be able to sell our ETH at reasonable prices or at all. As a result, our ETH are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our ETH or LsETH, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item 1A. Risk Factors” for additional information.

Off-Balance Sheet Arrangements

On December 31, 2025, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. Since our inception, except for standard operating leases accounted for prior to January 1, 2022, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

New Accounting Pronouncements

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its consolidated financial statements and disclosures.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. Our most critical estimates include those related to use of accounting for valuation and classification of crypto assets, revenue recognition, stock-based compensation, and warrants. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting estimates and judgments are critical because they involve a high degree of subjectivity, are inherently uncertain, and could materially impact our financial condition and results of operations.

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

We earn rewards from staking activities, including native staking and liquid staking arrangements. Determining the appropriate timing and measurement of staking revenue requires judgment in identifying when control of the service has been provided, whether the rewards represent consideration from a customer under ASC 606 Revenue from Contracts with Customers or ASC 610-20 Gains and Losses from Derecognition of Nonfinancial Assets, and how to measure non-cash consideration. Staking rewards denominated in ETH are measured at the fair value of the non-cash consideration at contract inception. Subsequent changes in the market price of ETH are not reflected in revenue and are instead recognized as gains or losses. These judgments affect both the amount and timing of revenue recognized and the comparability of our results across reporting periods.

The Affiliate Marketing Services operating segment generates revenue by earning commissions from sportsbooks and casino operators when a new depositor is directed to them by our affiliate marketing websites and our PAS network

Valuation and Classification of Crypto Assets

Adoption of ASU 2023-08 and Fair Value Measurement (Native ETH)

Effective January 1, 2025, we adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets (ASC 350-60). Under this guidance, we measure our holdings of native Ether (“ETH”) at fair value, with changes in fair value recognized in net income in the period of change. The most critical estimate inherent in the valuation of our ETH is the determination of the principal market under ASC 820, Fair Value Measurement. We evaluate the liquidity, trading volume, and regulatory viability of various exchanges to identify the principal market—the market with the greatest volume and level of activity for the asset that we can access. We have determined that the Coinbase exchange represents our principal market for ETH. We calculate the fair value of our ETH holdings using the quoted price on the Coinbase exchange as of midnight UTC on the measurement date. The digital asset market is characterized by significant volatility and fragmented liquidity. A change in our determination of the principal market, or the use of a different data source (such as a composite index versus a specific exchange), could result in materially different fair value measurements.

Classification and Impairment of Crypto Assets Held at Cost (LsETH)

We hold Liquid Staked Ether (“LsETH”), which are receipt tokens received in exchange for staking ETH via liquid staking protocols. We exercise significant judgment in determining whether specific digital assets fall within the scope of ASC 350-60. We have determined that LsETH does not meet the scope criteria of ASC 350-60 because the token represents a contract that provides the holder with enforceable rights to residual assets (redeemable ETH), thereby failing the “other goods and services” criterion of the standard. Consequently, we account for LsETH as an indefinite-lived intangible asset under ASC 350-30, measured at cost less impairment.

We evaluate LsETH for impairment quarterly. This requires tracking the lowest intraday quoted price of LsETH on our principal market since the acquisition of the specific asset lot. If the carrying value exceeds the lowest intraday price, an impairment loss is recognized immediately. This methodology differs significantly from the fair value treatment of our native ETH and creates a disparity in how gains (recognized only upon sale/redemption) and losses (recognized immediately upon price decline) are reported for LsETH.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements are contained in pages F-1 through F-34, which appear at the end of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure and Control Procedures

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective at the reasonable assurance level and are designed to ensure that the information we are required to disclose is recorded, processed, summarized and reported within the necessary time periods. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports that we file or submit pursuant to the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 Framework) (the COSO Framework). Based on management’s assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Form 10-K.

Changes in Internal Control over Financial Reporting

In 2025, we began the implementation of our ETH Treasury Management Strategy (“ETH Strategy”), as further described in notes to the accompanying consolidated financial statements, included in Item 8 of this annual report. Accordingly, and as previously disclosed in our quarterly reports on Form 10-Q, we have implemented new and additional internal controls surrounding the acquisition, safeguarding, custody, accounting, and reporting of our digital assets. These changes included implementation and enhancement of policies, processes, people, technology and operations related to our ETH Strategy, were completed in the fourth quarter of 2025, and were evaluated in our assessment of internal control over financial reporting above. Other than the changes related to the ETH Strategy described herein, there were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our executive officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended), adopted or terminated a Rule 10b5-1 trading arrangement or a “non-Rule 10b5-1 trading arrangement”, as those terms are defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), or an amendment to this Form 10-K, which we intend to file with the SEC within 120 days after the fiscal year end covered by this report. Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We expect to file the Proxy Statement no later than 120 days after the close of our last fiscal year pursuant to SEC Regulation 14A in connection with our 2026 Annual Meeting of Stockholders (the “Annual Meeting”), which involves the election of directors.

The following section of the Proxy Statement are incorporated herein by reference: “Proposal No. 1 – Election of Directors,” “Executive Officers,” “Corporate Governance,” and “Compliance with Section 16(a) of the Exchange Act.”

ITEM 11. EXECUTIVE COMPENSATION

The following sections of the Proxy Statement are incorporated herein by reference: “Executive and Director Compensation.”

Plan Category	Number of securities to be issued upon exercise of outstanding options and RSUs	Weighted-average exercise price of outstanding options and RSUs	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column(a))
As of December 31, 2025:
Equity compensation plans approved by security holders	1,603,111	$14.69	9,225,674
Equity compensation plans not approved by security holders	-	-	-
Total	1,603,111	$14.69	9,225,674

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following section of the Proxy Statement is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following sections of the Proxy Statement are incorporated herein by reference: “Director Independence” and “Certain Relationships and Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sections of the Proxy Statement are incorporated herein by reference: “Ratification of Appointment of Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 14, 2023, by and among SharpLink Gaming Ltd., SharpLink Gaming, Inc., and SharpLink Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023).

2.2*	Amendment No. 1 to Agreement and Plan of Merger, dated July 24, 2023, by and among SharpLink Gaming Ltd., SharpLink Gaming, Inc., and SharpLink Merger Sub Ltd. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023).

3.1*	Memorandum of Association (incorporated by reference to Exhibit 3.1 to Form 8-K filed with the SEC on April 26, 2023) (translated from Hebrew; the original language version is on file with the Registrant and is available upon request)

3.2*	Second Amended and Restated Articles of Association of SharpLink Gaming Ltd. (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on May 26, 2023)

3.3*	Amended and Restated Articles of Association of SharpLink Gaming, Ltd., dated October 24, 2023 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on October 25, 2023)

3.4*	Amended Memorandum of Association, dated October 24, 2023 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on October 25, 2023)

3.5*	Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)

3.6*	Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

3.7*	Certificate of Designation of the Series A-1 Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

3.8*	Certificate of Designation of the Series B Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

3.9*	Bylaws of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

4.1*	Form of Regular Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.2 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

4.2*	Common Stock Purchase Warrant for 8,800,000 shares in favor of Alpha Capital Anstalt, dated February 15, 2023 (incorporated by reference to Exhibit 4.1 to Form 8-K/A filed with the SEC on February 17, 2023)

4.3*	MTS Warrant issued to Roy Hess for 58,334 Ordinary Shares of SharpLink Gaming Ltd. (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)

4.4*	MTS Warrant issued to Roy Hess for 25,000 Ordinary Shares of SharpLink Gaming Ltd. (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)

4.5*	Common Stock Purchase Warrant of SportsHub Games Network, Inc., dated October 29, 2018 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023)

4.6*	Form of Prefunded Warrant issued to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.1*	Agreement and Plan of Merger, dated April 15, 2021, among the Registrant, SharpLink, Inc., and New SL Acquisition Corp. (incorporated by reference to Exhibit 99.2 to the Report on Form 6-K submitted to the SEC on April 15, 2021)

10.2*	Amendment No. 1 to Agreement and Plan of Merger, dated July 23, 2021, Mer Telemanagement Solutions Ltd., New SL Acquisition Corp. and SharpLink, Inc. (incorporated by reference to Exhibit 2.2 to Form F-3 filed with the SEC on July 27, 2021)

10.3+*	SharpLink, Inc. 2020 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.4+*	2021 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed with the SEC on October 12, 2021)

10.5+*	SharpLink Gaming, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 filed with the SEC on March 4, 2024)

10.6+*	Employment Agreement by and between SharpLink, Inc. and Rob Phythian, dated July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.7+*	Employment Agreement by and between SharpLink, Inc. and Chris Nicholas, dated July 26, 2021(incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.8+*	Employment Agreement by and between SharpLink, Inc. and Bob DeLucia, dated August 16, 2022 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1/A filed with the SEC on May 8, 2023)

10.9+*	Directors and Officers Compensation Policy (incorporated by reference to Annex C to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on July 28, 2022)

10.10*	Securities Purchase Agreement dated December 23, 2020, between SharpLink, Inc. and Alpha Capital Anstalt, as amended on June 15, 2021 and July 23, 2021 (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.11*	Securities Purchase Agreement dated November 16, 2021 between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on November 19, 2021)

10.12*	Asset Purchase Agreement, dated December 21, 2021, by and among FourCubed Acquisition Company, LLC, 6t4 Company, FourCubed Management, LLC, Chris Carlson and SharpLink Gaming Ltd. (incorporated by reference to Exhibit 10.1 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.13†*	Registration Rights Agreement, dated December 31, 2021, by and among SharpLink Gaming Ltd., 6t4 Company, and Chris Carlson (incorporated herein by reference to Exhibit 10.2 to the Report on Form 6-K submitted to the SEC on January 12, 2022)

10.14*	Agreement and Plan of Merger, dated September 7, 2022, by and among SharpLink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.15*	First Amendment to Agreement and Plan of Merger, dated November 2, 2022, by and among SharpLink Gaming Ltd., SHGN Acquisition Corp., SportsHub Games Network, Inc. and Christian Peterson, in his capacity as the Stockholder Representative (incorporated by reference to Annex A-1 to Exhibit 99.2 of the Report on Form 6-K submitted to the SEC on November 8, 2022)

10.16††*	Share and Asset Purchase Agreement, dated as of November 9, 2022, by and between SharpLink Gaming Ltd. and Entrypoint South Ltd. (incorporated herein by reference to Exhibit 2.1 to the Report on Form 8-K submitted to the SEC on January 5, 2023)

10.17*	Revolving Credit Agreement, dated February 13, 2023, by and between SharpLink, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.1 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.2*	Amendment No. 1 to Agreement and Plan of Merger, dated July 23, 2021, Mer Telemanagement Solutions Ltd., New SL Acquisition Corp. and SharpLink, Inc. (incorporated by reference to Exhibit 2.2 to Form F-3 filed with the SEC on July 27, 2021)

10.18*	Revolving Promissory Note, dated February 13, 2023, executed by SharpLink, Inc. (incorporated herein by reference to Exhibit 10.2 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.19*	Deposit Account Pledge and Control Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp. and Platinum Bank (incorporated herein by reference to Exhibit 10.3 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.20*	Form of Company Guaranty, dated February 13, 2023, issued by SHGN Acquisition Corp., SLG 1 Holdings LLC and SLG 2 Holdings LLC (incorporated herein by reference to Exhibit 10.4 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.6+*	Employment Agreement by and between SharpLink, Inc. and Rob Phythian, dated July 26, 2021 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4 filed with the SEC on February 3, 2022)

10.21*	Term Loan Agreement, dated June 9, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.5 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.22*	Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC, Rob Phythian, Chris Nicholas and Platinum Bank (incorporated herein by reference to Exhibit 10.6 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.23*	Consent, Assumption and Second Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.7 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.24*	Amended and Restated Term Promissory Note, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.8 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.25*	Security Agreement, dated June 9, 2020, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.9 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.26*	Third Party Security Agreement, dated as of June 9, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.10 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.27*	Amended and Restated Deposit Account Pledge Agreement, dated February 13, 2023, executed by SHGN Acquisition Corp. (incorporated herein by reference to Exhibit 10.11 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.28*	Revolving Credit Agreement, dated March 27, 2020, by and between SportsHub Games Network, Inc. and Platinum Bank (incorporated herein by reference to Exhibit 10.12 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.29*	Second Amendment Agreement, dated November 4, 2021, by and between SportsHub Games Network, Inc., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.13 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.30*	Consent, Assumption and Third Amendment Agreement, dated February 13, 2023, by and between SHGN Acquisition Corp., LeagueSafe Management, LLC, Virtual Fantasy Games Acquisition, LLC and Platinum Bank (incorporated herein by reference to Exhibit 10.14 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.31*	Amended and Restated Promissory Note executed by SHGN Acquisition Corp., dated February 13, 2023 (incorporated herein by reference to Exhibit 10.15 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.32*	Security Agreement, dated March 27, 2020, executed by SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.16 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.33*	Security Agreement, dated March 27, 2020, by and between LeagueSafe Management, LLC and SportsHub Games Network, Inc. (incorporated herein by reference to Exhibit 10.17 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.34*	Third Party Security Agreement, dated March 27, 2020, executed by Virtual Fantasy Games Acquisition, LLC (incorporated herein by reference to Exhibit 10.18 to the Report on Form 8-K/A filed with the SEC on February 17, 2023)

10.35*	Securities Purchase Agreement, dated February 14, 2023, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.19 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.36*	8% Senior Convertible Debenture Due February 15, 2026 (incorporated herein by reference to Exhibit 10.20 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.37*	Registration Rights Agreement, dated February 14, 2026, by and between SharpLink, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 10.21 to the Report on Form 8-K filed with the SEC on February 16, 2023)

10.38*	SportsHub Games Network, Inc. 2018 Equity Incentive Plan (incorporated by reference to Exhibit 10.6+ to the Registration Statement on Form S-1 filed with the SEC on September 22, 2023)

10.39*	Form of Placement Agent Agreement (incorporated by reference to Exhibit 1.1 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.40*	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.6 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.41*	Form of Ordinary Warrant (incorporated by reference to Exhibit 4.7 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.42*	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.8 to the Registration Statement on Amendment No. 1 to Form S-1 filed with the SEC on October 6, 2023)

10.43*	Director Agreement with Obie McKenzie, dated February 12, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.44*	Director Agreement with Leslie Bernhard, dated February 11, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.45*	Confidentiality Agreement with Obie McKenzie, dated February 14, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024

10.46*	Confidentiality Agreement with Leslie Bernhard, dated February 14, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)

10.47*	Director Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.48*	Confidentiality Agreement with Robert Gutkowski, dated February 16, 2024 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on February 21, 2024

10.49*	2024 Executive Compensation Plan, adopted February 16, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on February 21, 2024

10.50*	Employment Agreement with Rob Phythian, dated February 16, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.51*	Employment Agreement with Robert DeLucia, dated February 16, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on February 21, 2024)

10.52*	ATM Sales Agreement, dated May 1, 2024 between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 (File No. 333-279065) filed with the SEC on May 2, 2024)

10.53*	Amended and Fully Restated Post Closing Assignment Agreement between SharpLink Gaming Ltd., SHGN Acquisition Corp., RSports Interactive and SportsHub PA Holdings, LLC, dated May 8, 2024 (incorporated herein by reference to Exhibit 1.1 to the Report on Form 8-K filed with the SEC on May 14, 2024)

10.54*	Exchange Agreement No. 2 between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated July 10, 2024 (incorporated herein by reference to Exhibit 1.1 to the Report on Form 8-K filed with the SEC on July 16, 2024)

10.55*	Common Stock Purchase Warrant between SharpLink Gaming, Inc. and Alpha Capital Anstalt (incorporated herein by reference to Exhibit 1.2 to the Report on Form 8-K filed with the SEC on July 16, 2024)

10.56+*	2025 Executive Compensation Plan, adopted March 19, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 26, 2025).

10.57*	2025 Board Compensation Plan, adopted March 19, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 26, 2025).

10.58+*	Amendment No. 1 to the Executive Employment Agreement, dated March 19, 2025, between SharpLink Gaming Inc. and Rob Phythian (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on March 26, 2025).

10.59+*	Amendment No. 1 to the Executive Employment Agreement, dated March 19, 2025, between SharpLink Gaming, Inc. and Robert DeLucia (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on March 26, 2025).

10.60*	Exchange Agreement between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated April 2, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 3, 2025).

10.61*	Prefunded Common Stock Purchase Warrant between SharpLink Gaming, Inc. and Alpha Capital Anstalt, dated April 2, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on April 3, 2025).

10.62*	Placement Agency Agreement, dated May 20, 2025, by and between the SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 20, 2025).

10.63*	Form of Securities Purchase Agreement, dated May 20, 2025, by and between the SharpLink Gaming, Inc. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 20, 2025).

10.64*	Form of Securities Purchase Agreement, dated May 26, 2025, by and between SharpLink Gaming, Inc. and each Purchaser (as defined therein) therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 30, 2025).

10.65*	Placement Agency Agreement, dated May 26, 2025, between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 20, 2025).

10.66*	Form of Registration Rights Agreement, dated as of May 26, 2025, between SharpLink Gaming, Inc. and each Purchaser (as defined therein) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on May 30, 2025)

10.67†*	Form of Asset Management Agreement, dated May 30, 2025, between SharpLink Gaming, Inc. and an Asset Manager (as defined therein) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 30, 2025)

10.68†*	Form of Asset Management Agreement, dated May 30, 2025, between SharpLink Gaming, Inc. and an Asset Manager (as defined therein) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on May 30, 2025)

10.69*	Strategic Advisor Agreement, dated May 30, 2025, between SharpLink Gaming, Inc. and Consensys Software Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 30, 2025)

10.71*	Form of Letter Agreement for Strategic Advisor Warrants (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2025)

10.72*	Form of Letter Agreement for Placement Agent Warrants (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2025)

10.73*	Form of Letter Agreement with Consensys Software Inc. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on July 11, 2025)

10.74*	Form of Letter Agreement with Joseph Lubin (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on July 11, 2025)

10.75*	ATM Sales Agreement, dated May 30, 2025 between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated herein by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3ASR (File No. 333-287708) filed with the SEC on May 30, 2025)

10.76*	Amendment to the ATM Sales Agreement dated July 17, 2025 by and between SharpLink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 17, 2025)

10.77*	Master Forward Confirmation Letter Agreement, dated July 17, 2025 by and between Sharplink Gaming, Inc. and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 17, 2025)

10.78+*	Amended and Restated Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 25, 2025)

10.79*	Form of Securities Purchase Agreement, dated August 6, 2025, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 8, 2025)

10.80*	Placement Agency Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 8, 2025)

10.81*	Form of Securities Purchase Agreement, dated August 10, 2025, by and between the Company and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 12, 2025)

10.82*	Placement Agent Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 12, 2025)

10.83+*	Employment Agreement by and between SharpLink Gaming, Inc. and Bob DeLucia dated July 25, 2025

10.84+*	Employment Agreement by and between SharpLink Gaming, Inc. and Joseph Chalom dated July 25, 2025

10.85+*	Employment Agreement by and between SharpLink Gaming, Inc. and Rob Phythian dated July 25, 2025

10.86†*	ETH Sale and Purchase Agreement, dated July 7, 2025, between SharpLink Gaming, Inc. and Ethereum Foundation (incorporated by reference as Exhibit 10.10 to the Quarterly Report on Form 10-Q filed on August 14, 2025)

10.87*	Director Compensation Program (incorporated by reference to Exhibit 10.25 to Quarterly Report on Form 10-Q filed on August 14, 2025)

10.88*	Amended and Restated Sales Agreement, dated August 19, 2025, by and among SharpLink Gaming, Inc., A.G.P./Alliance Global Partners, Canaccord Genuity LLC, SG Americas Securities, LLC, B. Riley Securities, Inc., and Citizens JMP Securities, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2025)

10.89*	Form of 10b-18 Repurchase Agreement (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on August 22, 2025)

10.90+*	Form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Time-Based Grant) (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on August 22, 2025)

10.91+*	Form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Performance-Based Grant) (incorporated by reference as Exhibit 10.3 to the Current Report on Form 8-K filed on August 22, 2025)

10.92*	Form of Securities Purchase Agreement, dated October 15, 2025, by and between the Company and the Purchaser named therein (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed on October 17, 2025)

10.93*	Placement Agent Agreement (incorporated by reference as Exhibit 10.2 to the Current Report on Form 8-K filed on October 17, 2025)

10.94**	Separation Agreement dated December 15, 2025, between Rob Phythian and SharpLink Gaming, Inc.

19.1*	Amended and Restated Insider Trading Policy of SharpLink Gaming, Inc. last amended as of September 12, 2025

21.1**	List of Subsidiaries

23.1**	Consent of KPMG LLP

23.2**	Consent of Cherry Bekaert, LLP

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1**	SharpLink Gaming, Inc. Clawback Policy

99.1*	Convenience Translation of the 104H Tax Ruling from Israel Tax Authority, dated January 17, 2024 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the SEC on February 2, 2024).

99.2*	Declaration of Status for Israeli Income Tax Purposes (incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the SEC on February 2, 2024)

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Previously filed

** Filed herewith

*** Furnished herewith

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

SHARPLINK, INC.

Dated: March 6, 2026	By:	/s/ Joseph Chalom
Joseph Chalom
Chief Executive Officer and Director

Dated: March 6, 2026	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Joseph Lubin	Chairman of the Board	March 6, 2026
Joseph Lubin

/s/ Joseph Chalom	Chief Executive Officer and Director	March 6, 2026
Joseph Chalom	(Principal Executive Officer)

/s/ Robert DeLucia	Chief Financial Officer	March 6, 2026
Robert DeLucia	(Principal Financial Officer)

/s/ Leslie Bernhard	Director	March 6, 2026
Leslie Bernhard

/s/ Robert Gutkowski	Director	March 6, 2026
Robert Gutkowski

/s/ Obie McKenzie	Director	March 6, 2026
Obie McKenzie

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors

Sharplink, Inc. (formerly SharpLink Gaming, Inc.):

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sharplink, Inc. (formerly SharpLink Gaming, Inc.) and subsidiaries (the Company) as of December 31, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of audit evidence pertaining to the existence and rights to the digital assets

As discussed in Notes 2(d), (e) and (f) to the consolidated financial statements, the Company’s digital assets are comprised of crypto assets at fair value, crypto assets at cost, and USDC stablecoin. These assets are held through custodial arrangements with qualified third-party custodians and include assets staked on the Ethereum blockchain. As of December 31, 2025, the carrying amount of the Company’s digital assets was $2,402,477 thousand.

We identified the evaluation of audit evidence pertaining to the existence of and the Company’s rights to its digital assets as a critical audit matter. Subjective auditor judgment, including specialized skills and knowledge, was involved in determining the nature and extent of audit evidence required to assess the existence of and the Company’s rights to its digital assets, as rights are retained through custodial arrangements with qualified third-party custodians.

The following are the primary procedures we performed to address this critical audit matter.

●	We evaluated the design and implementation of certain internal controls over the existence of and the Company’s rights to its digital assets, including those staked on the Ethereum blockchain. We engaged information technology professionals with specialized skills and knowledge to assist in evaluating the design and implementation of internal controls at custodial platforms, including those related to the configuration of access rights and approval privileges for asset transfers and withdrawals, and staking of digital assets.

●	We obtained confirmation of the Company’s digital assets held in custody and staked as of December 31, 2025, the Company’s rights to those digital assets, digital assets transactions during the year, and digital wallets owned by the Company, and reconciled the confirmed information to the Company’s record of its digital assets. We also obtained confirmation that digital asset transfers to third parties were authorized by the Company, evidencing the Company’s rights to its digital assets.

●	We compared the Company’s record of digital assets held in custody and for a sample of staked digital assets, as well as digital assets transactions, to the records on the public blockchain using software audit tools. We also evaluated the reliability of audit evidence obtained from public blockchains.

●	We obtained and assessed the terms of the contractual arrangements between the Company and its custodians, to confirm that the Company had rights to its digital assets as of December 31, 2025.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

McLean, Virginia

March 6, 2026

To the Board of Directors and Stockholders

Sharplink Inc. (formerly SharpLink Gaming, Inc.)

Miami, Florida

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sharplink Inc. and Subsidiaries, formerly known as SharpLink Gaming, Inc., (the “Company”) as of December 31, 2024, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year then ended December 31, 2024 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for each of the year then ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company had recurring losses and negative cash flows from operations that raise substantial doubt about their ability to continue as a going concern. Management has evaluated the events and conditions giving rise to this substantial doubt and has developed plans to address these matters. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Cherry Bekaert LLP

We served as the Company’s auditor in from 2022 to 2025.

Raleigh, North Carolina

March 14, 2025

SHARPLINK, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31, 2025	December 31, 2024

Assets
Current Assets
Cash	$28,539	$1,437
USDC stablecoin	1,882	-
Accounts receivable, net of allowance for credit losses of $0	221	265
Other receivables	-	273
Prepaid expenses and other current assets	329	310
Current assets from discontinued operations	182	270
Total current assets	31,153	2,555

Crypto assets at fair value	1,899,683	-
Crypto assets at cost	500,912	-
Equipment, net	10	3
Intangible assets, net	8	13
Total assets	$2,431,766	$2,571

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$12,748	$479
Current liabilities from discontinued operations	1	10
Total current liabilities	12,749	489

Total liabilities	12,749	489

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Series A-1 preferred stock, $0.0001 par value; authorized shares: 260,000; issued and outstanding shares: 0 and 601; liquidation preference: $116,997	-	0
Series B preferred stock, $0.0001 par value; authorized shares: 370,000; issued and outstanding shares: 0 and 1,040; liquidation preference: $529,122	-	0
Common stock, $0.0001 par value; authorized shares 2,500,000,000 and 100,000,000, respectively; issued 198,635,801 and 407,295, respectively; outstanding shares: 196,697,343 and 407,287, respectively	20	0
Treasury stock, 1,938,458 and 8 shares, respectively, of common stock at cost	(31,721)	(29)
Additional paid-in capital	3,263,114	79,920
Accumulated deficit	(812,396)	(77,809)
Total stockholders’ equity	2,419,017	2,082
Total liabilities and stockholders’ equity	$2,431,766	$2,571

See accompanying notes to these consolidated financial statements.

SHARPLINK, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	For the Year Ended December 31,
	2025	2024
Revenue from staking, net	$25,594	$-
Revenue from affiliate marketing	2,461	3,662
Total revenue	28,055	3,662

Gains and (losses) from operations
Realized gain on crypto assets, net	55,213	-
Unrealized loss on crypto assets at fair value, net	(616,173)	-
Total losses from operations	(560,960)	-

Operating expenses
Cost of revenues from affiliate marketing	1,902	2,756
Selling, general, and administrative expenses	42,392	5,669
Stock-based compensation, related party	16,510	-
Impairment of crypto assets at cost	140,208	-
Total operating expenses	201,012	8,425

Operating loss	(733,917)	(4,763)

Other income and expense
Interest income	447	60
Interest expense	-	(325)
Other income	-	298
Change in fair value of convertible debenture and warrant liabilities	-	256
Total other income	447	289

Net loss before income taxes	(733,470)	(4,474)
Income tax expense	(1,046)	-
Net loss from continuing operations	(734,516)	(4,474)
Net income (loss) from discontinued operations, net of tax	(71)	14,573
Net income (loss)	$(734,587)	$10,099

Numerator for basic and diluted net income (loss) per share:
Net loss from continuing operations	$(734,516)	$(4,474)
Net income (loss) from discontinued operations	(71)	14,573
Net income (loss)	(734,587)	10,099

Denominator for net loss per share:
Basic weighted average shares for continuing and discontinued operations	99,719,495	286,939
Diluted weighted average shares for continuing and discontinued operations	99,719,495	337,255
Net earnings (loss) per share:
Net income (loss) from continuing operations per share - basic	$(7.37)	$(15.59)
Net income (loss) from discontinued operations per share – basic	-	50.79
Net income (loss) per share - basic	$(7.37)	$35.20
Net income (loss) from continuing operations per share - diluted	$(7.37)	$(15.59)
Net income (loss) from discontinued operations per share – diluted	-	43.21
Net income (loss) per share - diluted	$(7.37)	$27.62

SHARPLINK, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024
(In thousands, except share data)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity
Balance, December 31, 2023	601	$-	1,040	$-	238,645	$48	$78,438	(8)	$(29)	$(87,856)	$(9,399)
Net loss	-	-	-	-	-	-	-	-	-	10,099	10,099
Domestication equity adjustment - Note 1	-	-	-	-	-	(48)	48	-	-	-	-
Stock-based compensation expense	-	-	-	-	-	-	161	-	-	-	161
Shares issued for vested restricted stock	-	-	-	-	29,167	-	449	-	-	-	449
Issuance of common stock for exercise of warrants	-	-	-	-	32,434	-	160	-	-	-	160
Warrant settlement agreement - Note 7	-	-	-	-	-	-	(900)	-	-	-	(900)
Issuance of common stock for exchange of warrants - Note 7	-	-	-	-	13,017	-	210	-	-	(7)	203
Warrant exchange agreement - deemed dividend - Note 7	-	-	-	-	-	-	45	-	-	(45)	-
Warrant exchange agreement, issuance of pre-funded warrants - Note 7	-	-	-	-	-	-	287	-	-	-	287
Share sold for cash	-	-	-	-	94,032	-	869	-	-	-	869
Warrant exchange amendment - Note 7	-	-	-	-	-	-	153	-	-	-	153
Balance at December 31, 2024	601	$-	1,040	$-	407,295	$-	$79,920	(8)	$(29)	$(77,809)	$2,082
Net loss	-	-	-	-	-	-	-	-	-	(734,587)	(734,587)
Stock-based compensation expense	-	-	-	-	-	-	30,171	-	-	-	30,171
Shares issued for vested restricted stock	-	-	-	-	151,278	-	-	-	-	-	-
Issuance of common stock from exercise of warrants	-	-	-	-	94,842	-	-	-	-	-	-
Issuance of common stock sold in at-the-market offering	-	-	-	-	106,076,720	11	2,089,602	-	-	-	2,089,613
Issuance of common stock for exchange agreement	(601)	-	(1,040)	-	38,683	-	-	-	-	-	-
Issuance of common stock sold in private placement May 20, 2025	-	-	-	-	34,000	-	3,849	-	-	-	3,849
Issuance of common stock sold in a private placement May 26, 2025	-	-	-	-	58,704,673	6	404,618	-	-	-	404,624
Issuance of common stock sold in private placement August 8, 2025	-	-	-	-	10,256,411	1	189,835	-	-	-	189,836
Issuance of common stock sold in a private placement August 12, 2025	-	-	-	-	18,382,353	2	389,584	-	-	-	389,585
Issuance of common stock sold in a private placement October 15, 2025	-	-	-	-	4,500,000	-	75,535	-	-	-	75,535
Stock repurchased (treasury stock)	-	-	-	-	-	-	-	(1,938,450)	(31,692)	-	(31,692)
Balance at December 31, 2025	-	$-	-	$-	198,646,255	$20	$3,263,114	(1,938,458)	$(31,721)	$(812,396)	$2,419,017

See accompanying notes to these consolidated financial statements.

SHARPLINK, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(In thousands)

	Year Ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	(734,587)	10,099
Net income (loss) from discontinued operations, net of tax	(71)	14,573
Net loss from continuing operations	$(734,516)	$(4,474)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9	12
Amortization of debt discount	-	72
Change in fair value	-	(256)
Deferred tax expense	-	(7)
Stock-based compensation expense	13,661	149
Stock-based compensation expense, related party	16,510	-
Impairment on crypto assets at cost	140,208	-
Stock-based bonus accrual	5,040	-
Unrealized loss on crypto assets at fair value, net	616,173	-
Realized gain from liquid staking	(54,715)	-
Realized gain on equity contributions in crypto assets	(498)	-
Rewards from liquid staking	(1,412)	-
Rewards from native staking	(25,126)	-
USDC rewards received from vendor	(190)	-
Changes in assets and liabilities
Accounts receivable	161	162
Other receivable	-	(273)
Prepaid expenses and other current assets	(19)	73
Accounts payable and accrued expenses	7,233	(1,314)
Net cash used in operating activities – continuing operations	(17,481)	(5,856)
Net cash used in operating activities - discontinued operations	(61)	(16,958)
Net cash used in operating activities	(17,542)	(22,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures for equipment	(11)	(2)
Crypto assets purchased	(2,614,612)	-
USDC stablecoin purchased	(445,097)	-
USDC stablecoin redemptions	105,581	-
Proceeds from sale of intellectual property	-	150
Net cash provided by (used in) investing activities – continuing operations	(2,954,139)	148
Net cash used in investing activities - discontinued operations	-	(18,858)
Net cash used for investing activities	(2,954,139)	(18,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible debenture and purchase warrants	-	(4,149)
Gross proceeds from sale of common stock	2,147,073	869
Issuance costs paid related to sale of common stock	(57,187)	-
Gross proceeds from private placements	983,095	-
Issuance costs paid related to private placements	(42,574)	-
Repurchases of common stock (treasury cost)	(31,692)	-
Proceeds from line of credit	-	550
Repayment of line of credit	-	(6,900)
Principal payments on long-term debt	-	(2,070)
Proceeds from exercise of warrants	-	160
Net cash generated by (used in) financing activities – continuing operations	2,998,715	(11,540)
Net cash used in financing activities - discontinued operations	-	(5,835)
Net cash generated by (used in) financing activities	2,998,715	(17,375)

Net change in cash	27,034	(58,899)

Cash and restricted cash, beginning of period including discontinued operations	1,542	60,441
Cash and restricted cash, end of period including discontinued operations	28,576	1,542
Less cash from discontinued operations	(37)	(105)
Cash, end of period	$28,539	$1,437

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	-	486
Cash paid for taxes	$449	$505

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
USDC stablecoin rewards	$(190)	$-
USDC stablecoin used to purchase crypto assets	$337,876	$-
Equity contributions of crypto assets	$122,908	$-
Crypto assets received as equity contributions after fair value adjustment	$(123,406)	$-
Deposits of crypto assets (ETH) at fair value for liquid staking activities	$706,235	$-
Receipt of crypto assets (LsETH) at cost for liquid staking activities	$(717,419)	$-
Receipt of crypto assets (ETH) at fair value for redemption of crypto assets (LsETH) at cost	$(121,136)	$-
Redemption of crypto assets (LsETH) at impaired cost	$76,560	$-
Placement agent warrants	$12,864	$-
Premium purchase contract	$8,586	$-
Settlement agreement, liability issued for warrants	$-	$(900)
Issuance of common stock in exchange of warrants	$-	$211
Issuance of common stock for vested restricted stock	$2,290	$449
Deemed dividend	$-	$45
Warrant exchange agreement, issuance of pre-funded warrants	$-	$287
Warrant exchange amendment, revalue of strike price and removal of repurchase requirement	$-	$152

See accompanying notes to these consolidated financial statements.

SHARPLINK, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

(dollar amounts in thousands, except for shares, per share data, and crypto asset tokens)

Note 1 – Organization

Background and Nature of Business

Headquartered in Miami, FL as of January 1, 2026, Sharplink, Inc. (the “Company” or “Sharplink”), a Delaware corporation, undertook a significant strategic shift in June 2025 by adopting Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company seeks to benefit from ETH accumulation, derived utilizing proceeds from multiple financings, by (i) potential ETH price appreciation and (ii) protocol-level rewards earned by participating in Ethereum’s proof-of-stake (“PoS”) consensus mechanism. We delegate our ETH to third-party validators (directly or via asset managers) and participate in both native and liquid staking programs. See Note 3 – Digital Asset Holdings. The Company also operates an online affiliate marketing business that delivers unique fan activation solutions to its sportsbook and online casino gaming partners. The Company’s ETH Treasury Management strategy is now its predominant operational focus.

Since the launch of its ETH Treasury Management strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions, follow-on offerings, and at-the-market (“ATM”) sales. The Company has deployed the majority of the cash proceeds from these transactions to acquire ETH. Additional details regarding these equity offerings are included in Note 6– Equity. These capital raises, together with $1,899,683 of crypto assets at fair value and $500,912 of crypto assets at cost, classified as non-current assets, represent readily accessible sources of liquidity. As a result, these actions strengthened the Company’s liquidity position and were a significant factor in management’s conclusion that substantial doubt about the Company’s ability to continue as a going concern, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, was alleviated as of December 31, 2025.

On February 2, 2026, the Company formally changed its corporate name to “Sharplink, Inc.” from “SharpLink Gaming, Inc.” in connection with a corporate rebranding initiative.

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

The following represents the change in the par value based on the outstanding ordinary and preferred shares to common and preferred stock after the Domestication Merger on February 13, 2024:

in thousands
Ordinary Shares
Par value for ordinary shares at $0.20 as reported at February 13, 2024	$573
Par value for common stock at $0.0001 at February 13, 2024	-
Net change in par value — reflected in additional paid-in capital	$572

Preferred Shares
Par value for Series A-1 preferred stock at $0.20 par value as reported at February 13, 2024	$1
Par value for Series A-1 preferred stock at $0.0001 par value as reported at February 13, 2024	-
Net change in par value — will be reflected in additional paid-in capital	$1
Par value for Series B preferred stock at $0.20 par value as reported at February 13, 2024	2
Par value for Series B preferred stock at $0.0001 par value at February 13, 2024	-
Net change in par value — reflected in additional paid-in capital	$2

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements have been prepared by Sharplink, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2025 and December 31, 2024, as well as its results of operations for the years ended December 31, 2025 and 2024.

(b) Reclassifications

Certain amounts have been reclassified to conform to the current presentation. The Company revised its presentation of the consolidated statements of operations to align with its current view of operations. Specifically, Total losses from operations has been added to reflect the Company’s ETH Treasury Management results, including realized gains and losses on crypto assets at fair value and unrealized gains and losses on changes in the fair value of crypto assets held. In addition, costs of revenue from affiliate marketing has been reclassified into Operating expenses. These reclassifications have not changed the results of operations of prior periods.

(c) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to measurement of crypto assets at fair value, impairment of crypto assets at cost, stock-based compensation, valuation of warrants, income taxes, including the carrying value of deferred tax assets, and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, and equity that are not readily apparent from other sources.

(d) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Sharplink and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

(e) Functional Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions in foreign currencies are recorded at the exchange rate prevailing on the date of the transaction. The resulting monetary assets and liabilities are translated into U.S. dollars at exchange rates prevailing on the balance sheet date. Revenue and expense components are translated to U.S. dollars at weighted-average exchange rates in effect during the period. Foreign currency translation adjustments, which arise from the remeasurement of foreign-denominated monetary assets and liabilities, are typically recorded in Other Comprehensive Income (“OCI”) in accordance with U.S. GAAP; however, the Company does not have material operations in a foreign currency which require translation into U.S dollars. Foreign currency transaction gains and losses resulting from remeasurement are recognized in selling, general, and administrative expenses within the consolidated statements of operations.

(f) Crypto Assets

The Company’s crypto assets primarily consist of ETH, the native token of the Ethereum blockchain, and Liquid Staked ETH (“LsETH”), a token received when ETH is staked through a third-party liquid staking protocol. ETH and LsETH are presented separately on the consolidated balance sheet under the captions “Crypto assets at fair value” and “Crypto assets at cost” respectively. The Company has ownership of and control over its crypto assets which are held through custodial arrangements with qualified third-party custodians. These custodians provide secure storage and safeguarding of the Company’s crypto assets, including both ETH and LsETH.

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

Crypto assets are subsequently measured in accordance with ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets, at fair value in the statement of financial position with unrealized gains and losses resulting from changes in fair value recognized in net income. The Company determines and records at each reporting period the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for ETH (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized gain (loss) on crypto assets”, while realized gains and losses from the derecognition of crypto assets are included in “Realized gain (loss) on crypto assets, net” in the Company’s consolidated statements of operations. The Company applies a first-in, first-out methodology, by wallet, to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the consolidated statements of cash flows. Contributions of crypto assets received in connection with the issuance of shares and deposits of ETH into a liquid staking protocol are presented as non-cash financing activities and as non-cash investing, respectively.

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

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis. In determining if an impairment has occurred, the Company considers the lowest price of one LsETH quoted on the Coinbase exchange, at any time since acquiring the specific LsETH held by the Company. If the carrying value of a LsETH exceeds that lowest intraday price, an impairment loss has occurred with respect to that LsETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment of crypto assets at cost” in the Company’s consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH will not be adjusted upward for any subsequent increase in fair value.

LsETH received in connection with staking of ETH into a liquid staking protocol are presented as non-cash investing activities.

(g) Staking activities

In June 2025, the Company began staking its ETH and has included both native staking and liquid staking. Staking is the primary yield generation strategy of the Company for the year ended December 31, 2025.

Native Staking

The Company participates in native staking exclusively as a delegator through third-party validators. The Company delegates ETH to validators, either directly or through third party asset managers, who operate nodes on the Ethereum network to validate transactions and add blocks to the blockchain. In return for delegating ETH to validators, the Company is entitled to a portion of the protocol-level rewards, comprising both consensus- and execution layer components received by the validators, in the form of ETH tokens, calculated based on the Company’s proportion of the total ETH staked. When the Company stakes ETH natively, the ETH does not remain in the Company’s custodial wallet, but is instead deposited into Ethereum’s staking deposit smart contract, which is required for participation in ETH staking as a delegator. Native staked ETH are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those ETH) and the staked ETH may be withdrawn at any time by the delegator through the use of private withdrawal keys, subject only to protocol-defined withdrawal and exit queue mechanics. The withdrawal credentials in the smart contract are designated to the Company’s custodian, who, as described in Note 2(f) - Crypto Assets, holds the Company’s ETH solely for the Company’s benefit and does not obtain control of the Company’s ETH via their custodial services. Native staked ETH are therefore not derecognized.

Rewards from native staking activities are recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The delegation of the Company’s ETH to validators represents an output of the Company’s ordinary activities. In this case the Company’s performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of ETH, which is non-cash consideration, measured at the fair value of ETH as of contract inception based on the quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Ethereum network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Ethereum Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its ETH by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are paid to the custodians. Fees paid to third-party asset managers of approximately $5,629 and custodians of approximately $744 are recognized separately as operating expenses.

Liquid Staking

The Company also participates in liquid staking through a liquid staking protocol. One key difference and intended benefit of liquid staking versus native staking is that it allows the Company to earn staking rewards, like native staking, but provides liquidity and the ability to enter into other transactions through the use of receipt token. Instead of directly locking ETH into Ethereum’s staking deposit contract, the Company deposits ETH through its custodian into the liquid staking protocol’s smart contract. The liquid staking protocol then controls the ETH for deposit into the Ethereum’s staking deposit contract and further delegation to its chosen validators. In exchange for staking its ETH, the Company receives LsETH, a freely transferable ERC-20 liquid staking receipt token, which enables participation in decentralized finance (DeFi) and other crypto markets while the underlying ETH remains staked on Ethereum. Upon staking ETH through the liquid staking protocol, the ETH is derecognized because the liquid staking protocol obtains the ability to deploy and direct its use, and the LsETH token received concurrently is then recognized. Any gain or loss on the derecognition of ETH and the recognition of the LsETH is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH received; and included in “Realized gain on crypto assets” in the Company’s consolidated statements of operations.

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

Since LsETH is accounted for under ASC 350-30 (see Note 2(f) Crypto Assets), increases in LsETH fair value while the Company remains staked with the liquid staking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking protocol. Additionally, LsETH is a non-rebasing token, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH is redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked. Staking rewards on LsETH are included in “Revenues from staking, net” in the Company’s consolidated statements of operations. Gain or loss resulting from the difference between the carrying amount of the LsETH redeemed and the fair value of ETH received at redemption (i.e., excluding staking rewards), is included in “Realized gain on crypto assets” in the Company’s consolidated statements of operations.

When the Company initiates a redemption or unstaking of LsETH, the Company derecognizes the LsETH at its carrying amount on the date the redemption request is accepted by the applicable protocol. At that time, the Company recognizes a receivable for the underlying ETH expected to be received upon completion of the protocol’s withdrawal process and additional staking rewards no longer accrue. The ETH receivable is initially measured at the fair value of the ETH expected to be received determined by the protocol’s exchange rate at the time of redemption.

In LsETH redemption transactions, the Company is exposed to changes in the market price of ETH between the date the redemption request is initiated and the date ETH is received. The Company evaluates whether such ETH receivables contain embedded derivatives that require bifurcation and separate accounting under applicable accounting guidance, ASC 815, Derivatives and Hedging. Any identified embedded derivative is measured at fair value, with changes in fair value recognized in earnings until settlement of the receivable.  During the year ended December 31, 2025, the Company redeemed 32,574 LsETH and recognized the changes in the market price from the date of redemption to the date ETH was received of $43,531 in “Realized gain on crypto assets” in the Company’s consolidated statements of operations.

(h) USDC stablecoin

USD stablecoins (“USDC”) are accounted for as financial assets that can be redeemed on the basis of one USDC for one U.S. dollar on demand from the issuer. While not accounted for as cash or cash equivalents, the Company treats its USDC holdings as a liquidity resource. The USDC received rewards from Coinbase on USDC held with Coinbase, for which approximately $190 was recorded during the year ended December 31, 2025, and netted against custodial fees in operating expenses in accordance with ASC 705-20 Accounting for Considerations Received from a Vendor. The Company’s USDC are held with qualified third-party custodians who provide secure storage and safeguarding of the Company’s USDC.  The Company’s custodians do not obtain control over the Company’s USDC.

(i) Affiliate Marketing Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. For year ended December 31, 2025, the Company has recognized its revenue at a point in time for certain contracts and over time for other contracts. The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, and not to facilitate financing arrangements. The Company acts as an agent and records revenue net of commissions retained.

(j) Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a recurring or nonrecurring basis. Fair value is defined as the price that is expected to be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The three levels of the fair value hierarchy are described below:

Level 1: Quoted (unadjusted) prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2: Inputs other than quoted prices that are either directly or indirectly observable, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3: Inputs that are generally unobservable, supported by little or no market activity, and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability.

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs.

The Company also estimates the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the Consolidated Financial Statements to approximate fair value due to their short maturities.

(k) Recently Adopted Accounting Pronouncements

Effective January 1, 2025, the Company adopted ASU 2023-08, Accounting for and Disclosure of Crypto Assets, which requires certain crypto assets that meet the scope criteria of ASC 350-60 to be measured at fair value, with changes recognized in net income each reporting period. Upon adoption, the Company began presenting in-scope crypto assets separately from other intangible assets on the Consolidated Balance Sheets and recognizing unrealized gains and losses from remeasurement within “Unrealized loss on crypto assets at fair value, net” in the Consolidated Statements of Operations. The Company also provides enhanced disclosures regarding the nature and amount of crypto assets held, including the name of each significant crypto asset, units held, cost basis, fair value, and the fair value of any crypto assets subject to contractual sale restrictions. The adoption of ASU 2023-08 did not result in a cumulative-effect adjustment to opening retained earnings due to the commencement of the Company’s ETH Treasury Strategy in June 2025.

Effective January 1, 2025, the Company adopted ASU 2023-09, Improvements to Income Tax Disclosures, which requires expanded disaggregation of income tax information to enhance transparency and comparability. As a result, the Company now presents a more detailed reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate, including separate disclosure of state and local income taxes, foreign tax effects, tax credits, valuation allowance changes, nondeductible items, and changes in unrecognized tax benefits. The Company also discloses income taxes paid (net of refunds) disaggregated by federal, state, and significant foreign jurisdictions, including any individual jurisdiction that represents 5% or more of total income taxes paid. In addition, the Company now presents pretax income (loss) and income tax expense (benefit) disaggregated between domestic and foreign operations, with separate disclosure for any significant individual foreign jurisdictions. The Company adopted  ASU 2023-09 on a prospective basis; therefore the December 31, 2024 income tax disclosure was not retrospectively adjusted for ASU 2023-09.

(l) Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the potential impact of this guidance on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for the Company for annual reporting periods beginning in fiscal 2027 and for interim reporting periods beginning in fiscal 2028 on a prospective basis. Both early adoption and retrospective application are permitted. The Company currently does not have any debt and therefore there is no impact of these standards on its disclosures.

Note 3 – Crypto Asset Holdings

Crypto Assets at fair value

The following table sets forth the tokens held, cost basis and fair value of crypto assets held, as shown on the consolidated balance sheet as of December 31, 2025:

in thousands, except number of ETH	Tokens	Cost basis	Fair value
ETH	640,026	$2,515,856	$1,899,683

Fair value represents the quoted (unadjusted) prices on the Coinbase exchange as of midnight UTC on the measurement date.

As of December 31, 2024, the Company did not hold any crypto assets.

The following table represents a reconciliation of crypto assets held at fair value, for ETH specific activity:

For the year Ended December 31, 2025

Fair Value, December 31, 2024	$-
Additions from crypto assets received from investors and purchases made with cash and stablecoin	3,075,829
Deposits of ETH into liquid staking activities	(706,235)
Receipt of ETH upon redemption in liquid staking activities	120,091
Receipt and accrual of ETH rewards from liquid staking activities	1,045
Receipt and accrual of ETH rewards from native staking activities	25,126
Unrealized loss	(616,173)
Fair Value, December 31, 2025	$1,899,683

Crypto Assets at cost

The following table sets forth the tokens, cost basis, impairment amount, and carrying amount of crypto assets held at cost, for LsETH specific activity, as shown on the consolidated balance sheet as of December 31, 2025:

in thousands, except number of LsETH	Tokens	Cost basis	Impairment	Carrying amount

LsETH	204,409	$641,121	$(140,208)	$500,912

The following table represents a reconciliation of crypto assets held at cost, for LsETH specific activity:

Cost Basis, December 31, 2024	$-
Receipt of LsETH upon deposits of ETH into liquid staking activities	717,419
Redemptions of LsETH from liquid staking activities at cost less impairment	(76,560)
Receipt of LsETH for rebate rewards	261
Impairment	(140,208)
Fair Value, December 31, 2025	$500,912

For the year ended December 31, 2025, the Company recorded an impairment loss of $140,208 related to its holdings of LsETH in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, see Note 2(f) Crypto Assets. The impairment was recorded in “Impairment of crypto assets at cost” in the consolidated statements of operations. During the year ended December 31,2025, the Company redeemed 32,574 LsETH and recognized a net gain of $43,531 which is reflected in “Realized gain on crypto assets, net” in the Company’s consolidated statements of operations.

The Company also recognized $18,445 of cumulative realized gains and $(7,261) of cumulative losses from liquid staking activities, included in “Realized gain from crypto assets, net”, in the Company’s consolidated statements of operations.

The Company recognized $1,412 of staking rewards and rebate rewards from the redeemed LsETH, $25,126 in native staking rewards, net of  native staking fees of $944, for a total of $25,594 for the year ended December 31, 2025, included in “Revenues from staking, net” in the Company’s consolidated statements of operations. As of December 31, 2025, we have $106 of receivables from staking rewards recorded in “Accounts receivable” in the Company’s consolidated balance sheet. See Note 4 - Revenue Recognition.

Note 4 – Revenue Recognition

The Company is currently engaged in ETH Treasury Management activities and the provision of Affiliate Marketing services.

ETH Treasury Management

The following table provides additional breakdown of the Company’s revenue from staking activities:

December 31, 2025
Revenue from contracts with customers
Native staking rewards	$25,126
Native staking fees	(944)
$24,182

Revenue from contracts with non-customers
Liquid staking rewards	1,412
Total revenue from staking, net	$25,594

The Company participates in staking activities on the Ethereum blockchain and earns rewards for securing and validating transactions. For the year ended December 31, 2025, the Company earned total staking rewards of approximately $25,594, of which $1,412 relates to liquid staking rewards received via redemption of LsETH receipt tokens from staking ETH through third-party validators and decentralized protocols and $24,182 of rewards received from native staking, net of cash paid for staking fees.

Management has evaluated the nature of rewards received from liquid staking activities in accordance with the guidance in ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets and 606-10-50-4 Revenue from Contracts with Customers.  Staking is an ongoing central activity of the Company, and accordingly, on redemption of liquid staking tokens, incremental ETH attributable to liquid staking rewards is recognized as revenue.  Management applies the noncash consideration guidance in ASC 606-10-32-21 and measures the revenue at the fair value of ETH at contract inception. While included within the same line item, management has disclosed separately the amount of revenue attributable to liquid staking versus native staking, and evaluated the associated risks and timing of reward recognition. The Company continues to assess evolving industry practice and regulatory interpretations in this area.

The following is a summary of crypto assets staked as of December 31, 2025:

Unstaked ETH	55,582
Native staked ETH	584,443
Total LsETH	204,409
Total crypto assets	844,434

The following is a summary of total rewards earned from staking activities for the year ended December 31, 2025:

Native staked ETH	6,688
Redeemed liquid staked ETH	297
Total staking rewards	6,985

Affiliate Marketing

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

For the year ended December 31, 2025, the Company has recognized its revenue at a point in time.

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

The Company’s assets and liabilities related to its contracts with major customers as of December 31, 2024 are presented in the table below.  The Company did not have any major customers during the year ended December 31, 2025.

December 31, 2024
Accounts receivable	$265

Note 5 – Additional Balance Sheet Information

Equipment, net

Equipment consists of computers, furniture and fixtures and is presented net of accumulated depreciation from continuing operations for a net book value of $10 and $3 as of December 31, 2025 and December 31, 2024, respectively. Depreciation expense from continuing operations for the years ended December 31, 2025 and 2024, was $4 and $7, respectively.

Intangible assets, net

Amortization expense from continuing operations on intangible assets for the year ended December 31, 2025 and 2024, was $4 and $5, respectively. Intangible assets, net of accumulated amortization as of December 31, 2025 and December 31, 2024 consisted of the following:

	Weighted Average Amortization Period (Years)	Cost, Net of Impairment	Accumulated Amortization	Net
Balance, December 31, 2025
Acquired technology	5	$25	$16	$8

Balance, December 31, 2024
Acquired technology	5	$25	$12	$13

Accounts payable and accrued expenses

On December 15, 2025, the Company effected the separation of its former Co-Chief Executive Officer and entered into a severance agreement providing for cash payments to be made in installments beginning January 7, 2026 through December 15, 2026 and the acceleration of unvested RSU’s (See Note 8 - Stock Compensation). As of December 31, 2025, the Company recorded an accrued severance liability of $2.1, which is included in accrued liabilities on the consolidated balance sheet . Also included in accrued liabilities are cash bonuses of $3,183 and $5,040 of bonuses to be settled in Common Stock. The bonuses were paid on February 5, 2026.

Note 6 – Equity

Undesignated Preferred Stock

The Company has 15,000,000 shares of undesignated preferred stock authorized, par value of $0.0001, as a result of the February 13, 2024, Domestication Merger (See Note 1 - Organization). There is no undesignated preferred stock issued or outstanding as of December 31, 2025.

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, the Company entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 600 shares of the Company’s Series A-1 Preferred Stock and 1,040 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of Sharplink’s Common Stock and 44,650 prefunded warrants to purchase shares of the Company’s Common Stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, the Company no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding.

At-The-Market (“ATM”) Offerings

On May 2, 2024, Company entered into an ATM Sales Agreement (the “May 2024 ATM Sales Agreement”) with A.G.P. pursuant to which the Company may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of the Company’s Common Stock, having an aggregate offering price of up to $1,700, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the May 2024 ATM Sales Agreement (the “2024 ATM Offering”). On February 4, 2025, the Company, under the terms of the 2024 ATM Sales Agreement, filed a prospectus supplement that amended the number shares of Common Stock having an aggregate offering price of up to $1,800.

On May 30, 2025, the Company entered into a second ATM Sales Agreement (the “May 2025 ATM Sales Agreement”) with A.G.P. relating to the sale of shares of the Company’s Common Stock from time to time, having an aggregate offering price of up to $1,000,000 (the “May 2025 ATM Offering”).

On July 17, 2025, the Company entered into an amendment to the May 2025 ATM Sales Agreement (the “Amendment”) with A.G.P to increase the number of shares that may be sold from time to time in connection with the ATM facility from $1,000,000 to $6,000,000; and to permit the forward sale of shares to be sold in the ATM offering to master forward confirmation letter agreements. On July 17, 2025, the Company filed a supplement to the prospectus supplement with the SEC to address the Amendment and the forward sales agreements.

On July 17, 2025, the Company entered into a forward sales agreement to permit the forward sale of shares of the Company’s Common Stock to A.G.P. The forward sales agreement was outstanding for one week and was settled with the purchase of 6,800,000 shares for $201,100,000. The Company accounted for the forward sales agreement as an equity instrument as the agreement required for physical settlement in shares of the Company’s Common Stock and did not require or permit net cash settlement. Accordingly, the contract was recorded in equity, and no gains or losses were recognized in earnings during the period.  Upon settlement of the forward sales agreement, the proceeds were recorded as an increase to Common Stock and additional paid in capital as part of the ATM offerings.

On August 19, 2025, the Company entered into an Amended and Restated Sales Agreement (“Amended and Restated Sales Agreement”) (which amended and restated the May 2025 ATM Sales Agreement) to add additional sales agents to the ATM offering and to make certain conforming changes.

As of December 31, 2025, the Company has raised total gross proceeds of $2,147,073 from sales of shares under the Amended and Restated May 2025 ATM Sales Agreement. The proceeds were used to further the Company’s ETH Treasury Management strategy as well as provide for working capital.

Equity Offerings

$4.5 Million Offering

On May 20, 2025, the Company entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) for an offering of 34,000 shares of Common Stock, and pre-funded warrants to purchase up to 1,496,612 shares of Common Stock. The shares were offered at an offering price of $2.94 per share. The gross proceeds from the May 20, 2025 Purchase Agreement, before deducting the placement agent fees and offering expenses, were approximately $4,500. See Note 7 – Warrants.

The issuance of shares and pre-funded warrants were recorded at the offering price within equity in accordance with ASC 505, Equity. Any amounts in excess of the par value of the shares were recorded in additional paid-in capital.

$425 Million Offering

On May 26, 2025, the Company entered into a securities purchase agreement for a private placement in public equity (“PIPE”), offering (the “May 2025 PIPE Offering”) an aggregate of (i) 58,699,760 shares of Common Stock of the Company, at an offering price of $6.15 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 10,400,553 shares of Common Stock at an offering price of $6.1499 per pre-funded warrant. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the May 2025 PIPE Offering are exercised in full. The gross proceeds from the May 2025 PIPE Offering, before deduction the placement agents fees and offering expenses, were approximately $425,000 funded in a combination of cash and Ether. On June 2, 2025, the Company launched its treasury reserve strategy with the commencement of its purchasing of ETH, serving as the Company’s primary treasury reserve asset. Consensys Software Inc. acted as the lead investor in the May 2025 PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. The Company also implemented native and liquid staking activities in the second quarter of 2025 to earn staking rewards from the Company’s digital assets held. See Note 3 – Digital Asset Holdings, Note 7 – Warrants and Note 12 - Related Parties.

$200 Million Offering

On August 6, 2025, the Company entered into a securities purchase agreement (the “August 2025 Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August 2025 Offering”) an aggregate of 10,256,411 shares of the Company’s Common Stock. The price per share was $19.50, and the gross proceeds from the August 2025 Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200,000. In addition, on August 6, 2025, the Company entered into a placement agency agreement (the “August 2025 Placement Agency Agreement”) with A.G.P. A.G.P., as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“SocGen,” and together with AGP, the “August 2025 Placement Agents”), pursuant to which the Company engaged the August 2025 Placement Agents as the exclusive placement agents in connection with the August 2025 Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August 2025 Placement Agency Agreement, the Company paid the August 2025 Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August 2025 Offering. The August 2025 Offering closed on August 8, 2025.

$400 Million Offering

On August 10, 2025, the Company entered into a securities purchase agreement (the “Second August 2025 Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “Second 2025 August Offering”) an aggregate of 18,382,353 shares of the Company’s Common Stock. The price per share was $21.76, and the gross proceeds from the Second August 2025 Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $400,000. In addition, on August 10, 2025, the Company entered into a placement agency agreement (the “Second August 2025 Placement Agency Agreement”) with A.G.P. as the sole placement agent, in connection with the Second August 2025 Offering. Pursuant to the Second August 2025 Placement Agency Agreement, the Company paid A.G.P. a cash fee equal 2.5% of the aggregate gross proceeds raised from the sale of the shares sold in the Second 2025 August Offering. The Second August 2025 Offering closed on August 12, 2025.

$76.5 Million Offering

On October 15, 2025, the Company entered into a securities purchase agreement (the “October 2025 Purchase Agreement”) with an institutional investor to sell in a registered direct offering (the “October 2025 Offering”) an aggregate of 4,500,000 shares of the Company’s Common Stock (the “October 2025 Shares”). The price per October 2025 Shares was $17.00, and the gross proceeds from the October 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $76,500. The Company used the net proceeds received from the October 2025 Offering to acquire ETH as well as for general working capital purposes. Under the October 2025 Purchase Agreement, the Company also granted the investor 90-day premium purchase contracts, which expired on January 15, 2026, to purchase up to an additional 4,500,000 shares of Common Stock at an exercise price of $17.50 (the “Premium Purchase Contract” and the shares of Common Stock issuable upon exercise of the Premium Purchase Contracts, the “Premium Purchase Shares”). The Premium Purchase Contract was classified as an equity instrument, valued at $8,586 and recorded in additional paid in capital. The remaining $67,914 of the $76,500 proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 7 - Warrants. The premium purchase contracts were not executed prior to the January 15, 2026 expirations date.

Share Repurchase Program

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1,500,000 of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, or otherwise in accordance with applicable federal securities laws. The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock, and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

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

During the year ended December 31, 2025, the Company repurchased 1,938,450 shares of its Common Stock for $31,600. All repurchased shares are recorded as treasury stock.

Tokenization of Stock

On September 24, 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC with the intent to tokenize the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”) on the Ethereum blockchain. As of the December 31, 2025, the Company has not tokenized any of its Common Stock.

Common Stock

On July 24, 2025, the Company held a special meeting of the stockholders and received approval for two proposals: (i) adopt an amendment to the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 500,000,000; and (ii) to adopt the Company’s Amended and Restated 2023 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 8,000,000 to 8,034,166 shares.

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

Note 7 – Warrants

Following is a summary of the Company’s warrant activity for the year ended December 31, 2025:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	50,569	$1.08	7.71
Exercised	(94,842)	-	-
Issued	22,660,722	5.46	3.56
Expired	-	-	-
Outstanding as of December 31, 2025	22,616,449	$5.48	3.54

The Company recognized $16,379 of stock-based compensation expense for 3,455,019 warrants to purchase the Company’s Common Stock (“Strategic Advisor Warrants”) issued to Consensys Software Inc. (“Consensys”) in conjunction with the Strategic Advisory Agreement (also see Note 12 – Related Parties). The Strategic Advisor Warrants have various exercise prices as follows: (i) 1,382,007 shares of Common Stock at an exercise price of $6.15 per share of Common Stock; (ii) 691,004 shares of common stock at an exercise price of $6.765 per share of Common Stock; (iii) 691,004 shares of Common Stock at an exercise price of $7.38 per share of Common Stock; and (iv) 691,004 shares of Common Stock at an exercise price of $7.995 per share of Common Stock.

The Company recognized $12,864 of stock-based compensation expense recognized as contra-equity for the 2,764,013 placement agent warrants to purchase shares of Common Stock issued to the Agent in conjunction with the May 2025 PIPE Offering (as defined below). The warrants have an exercise price of $7.68 per share of Common Stock.

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

The fair value of each warrant grant is estimated on the date of grant using the Black Scholes option pricing model using assumptions in the table below.

Pre-funded warrants

Prefunded warrants are equity instruments that provide the holder with the right to purchase common shares at a nominal exercise price, with substantially all the purchase price paid upfront at issuance. Because the exercise price is insignificant and all substantive considerations has been received, prefunded warrants are economically equivalent to outstanding common stock.  Accordingly, for earnings-per-share purposes, the shares underlying prefunded warrants are included in the weighted-average common shares outstanding for basic EPS.

The Company issued 1,496,612 pre-funded warrants to purchase shares of Common Stock to Consensys in conjunction with the $4,500 Offering. The warrants have an exercise price of $0.0001 per share of Common Stock.

The Company issued 3,966,340 pre-funded warrants to purchase shares of Common Stock to Consensys in conjunction with the May 2025 PIPE Offering. The warrants have an exercise price of $0.0001 per share of Common Stock.

The Company issued 6,434,213 pre-funded warrants to purchase shares of Common Stock to the Chairman of the Board in conjunction with the May 2025 PIPE Offering. The warrants have an exercise price of $0.0001 per share of Common Stock.

The Company issued 44,650 pre-funded warrants to purchase shares of Common Stock to Alpha in conjunction with the April 2, 2025 Exchange Agreement. The warrants have an exercise price of $0.012 per share of Common Stock and were exercised in full as of June 30, 2025.

The pre-funded warrants met the criteria for classification within stockholders’ equity as permanent equity, with no subsequent remeasurement required. The fair value of each warrant is estimated on the date of grant using a Black Scholes option-pricing model. The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. The expected volatility is determined using the volatility of peer companies.

Premium Purchase Contract

The Company issued a Premium Purchase Contract (“PPC”) to an institutional investor for the right to purchase up to 4,500,000 shares of Common Stock in conjunction with the October 2025 Offering. The PPC is economically equivalent to a warrant and has an exercise price of $17.50 per share of Common Stock. The PPC expired on January 15, 2026 and was not exercised. As of December 31, 2025, the PPC was classified as an equity instrument, valued at $8,586, and recorded in additional paid in capital. The fair value of the PPC was determined using the Black Scholes option-pricing model that considered the Company’s stock price on the issuance date, contractual exercise price, expected volatility, risk-free interest rate, and contractual term. As noted in Note 6 - Equity, the Company issued common stock and PPC, and therefore allocated the gross proceeds between the Common Stock and the PPC on a relative fair value basis using the assumptions in the below table.

The fair value of each warrant grant and PPC is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions:

December 31, 2025
Expected volatility	99.9% - 105%
Expected dividends	0%
Expected term (years)	0.24 - 5.01
Risk-free rate	3.97% - 4.08%
Strike price	$6.15 - $17.50
Fair value per share of underlying Common Stock on grant date	$6.15 - 14.34

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

Pursuant to the Letter Agreements, the Company may reserve for issuance under the ATM sales agreement between the Company and A.G.P./Alliance Global Partners (“A.G.P.”) any of the authorized shares of Common Stock that would otherwise be reserved for issuance under the Strategic Advisor Warrants (as defined in Note 12 – Related Parties), placement agent warrants, private placement pre-funded warrants and pre-funded warrants, with the understanding that (i) the Company may issue such shares pursuant to the ATM facility at any time after the execution of the Letter Agreements and before the date on which the Company receives the requisite stockholder approval (the “Stockholder Approval”) to increase the Company’s authorized shares, and (ii) following the receipt of the Stockholder Approval with respect to the authorized share increase, the Company shall reserve the shares underlying the various warrants. Following receipt of Stockholder Approval on July 24, 2025 at the Special Meeting of Stockholders, the authorized share capital was increased and the Letter Agreements were terminated.

The termination of these Letter Agreements had no impact on the Company’s accounting or financial statement presentation, as no new rights or obligations were created or extinguished upon termination.

The following is a summary of the Company’s warrant activity for the year ended December 31, 2024:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2023	96,502	$41.16	3.58
Previously issued regular warrants	(60,316)	49.20	-
Revalued regular warrants	60,316	-	7.69
Exercised	(45,447)	8.16	-
Expired	(486)	317.04
Outstanding as of December 31, 2024	50,569	$1.08	7.71

Note 8 – Stock Compensation

Inducement Award Plan

On August 19, 2025, the Board of Directors (the “Board”) of the Company adopted the Sharplink, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Board reserved 3,000,000 shares of the Company’s Common Stock for issuance under the Inducement Award Plan, including restricted stock units (time-based and performance-based), subject to adjustment as provided in the plan document.

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

In August 2025, the Company granted 443,385 restricted stock units to the newly appointed CEO with 147,795 performance based awards and 295,590 service based awards, under the Inducement Award Plan (see Restricted Stock Units - Performance Based below).

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based over three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans. For the year ended December 31 2025, the Company managed the following equity plans: Sharplink Gaming Ltd. 2021 Equity Incentive Plan, Sharplink Gaming, Inc. 2023 Equity Incentive Plan and Inducement Award Plan.

The Company granted no stock options for the year ended December 31, 2025 and 2024, respectively. The Company recognized stock compensation expense for stock options of $105 and $161 for the years ended December 31, 2025 and 2024, respectively, of which $0 and $12 of expense are recorded in discontinued operations.

The summary of activity under the plans as of December 31, 2025, and change during the year ended December 31, 2025, is as follows:

Options	Shares of Common Stock	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2024	9,022	$91.08	7.6	$-
Granted	-	-
Exercised	-	-
Forfeited	(116)	52.80
Expired	-	-
Outstanding as of December 31, 2025	8,906	$91.56	2.5	$-
Exercisable as of December 31, 2025	8,863	$91.76	2.5	$-

Unamortized stock compensation expense of $1 will be recognized through 2026 for 43 unvested options which have a weighted average recognition period of seven years.

The summary of activity under the plans as of December 31, 2024, and change during the year ended December 31, 2024, is as follows:

Options	Shares of Common Stock	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
Outstanding as of December 31, 2023	34,568	$105.48	7.7	$3,750
Granted	-
Exercised	(208)	7.44
Forfeited	(8,721)	$68.28
Expired	(16,618)	$132.72
Outstanding as of December 31, 2024	9,022	$91.08	7.6	$-
Exercisable as of December 31, 2024	6,631	$96.60	7.6	$-

Restricted Stock Units - Service Based

The Company’s Compensation Committee recommended to the Board and the Board approved the granting of certain restricted stock units (“RSUs”) to employees and the Board that vest over the passage of time. The Company recognized stock compensation expense for service based RSU awards of $5,636 and $449 for the year ended December 31, 2025 and 2024, respectively.

The following is a summary of service based RSU activity for the year ended December 31, 2025:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Grant	Contractual	Intrinsic
	RSU Shares	Date Fair Value	Term	Value
Outstanding as of December 31, 2024	12,501	$7.80	-	$-
Granted	1,791,002	19.12	-	-
Forfeited	(58,020)	-	-	-
Vested	(151,278)	18.22	-	1,440,990
Outstanding and unvested as of December 31, 2025	1,594,205	$14.26	3.48	$-

The total unrecognized compensation cost related to unvested service based RSUs as of December 31, 2025 was $19,824. The grant date fair value of the vested and issued restricted stock was $2,290.

The following is a summary of RSU activity for the year ended December 31, 2024:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average Grant	Contractual	Intrinsic
	RSU Shares	Date Fair Value	Term	Value
Outstanding as of December 31, 2023	-	$-	-	$-
Granted	41,667	8.64	-	-
Forfeited	-	-	-	-
Vested	(29,166)	9.00	-	-
Outstanding and unvested as of December 31, 2024	12,501	$7.80	13.13	$-

Restricted Stock Units - Performance Based

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the design of performance based restricted stock units (“Performance RSU”) for certain executive officers. The awards are intended to vest based on the achievement of specified financial and operational performance metrics over a three-year performance period, subject to continued service through the end of the performance period. The Company recognizes the stock-based compensation expense in connection with the Performance RSUs when they are granted or at the service inception date if the service inception date precedes the grant date. As of December 31, 2025, a grant date had not yet been established for 89,029 Performance RSUs granted during 2025 because certain performance conditions and award parameters remained subject to the sole discretion and final determination by the Compensation Committee. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. In the period in which the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. For the year ended December 31, 2025, the Company recognized $128 in stock compensation expense. Unamortized stock compensation expense of $684 will be recognized through 2028 for 89,029 unvested RSU’s subject to fair value remeasurement to the grant date.

There were no Performance RSUs issued during 2024.

Accelerated Restricted Stock Units

In connection with the separation of the Company’s former Co-Chief Executive Officer on December 15, 2025 (see Note 5 - Additional Balance Sheet Information), 394,247 equity awards vested pursuant to the terms of the applicable employment and award agreements. As a result, the Company recognized stock-based compensation expense of $7,922 related to the accelerated vesting of these awards during the year ended December 31, 2025. The shares were issued in January 2026, utilizing a net share method, for 171,216 common shares issued for vested restricted stock. These shares were considered issued and outstanding as of December 31, 2025.

Related Party Stock-Based Compensation

As stated in Note 7 - Warrants, the Company recognized $16,379 in stock-based compensation for the Strategic Advisor Warrants and an additional $131 in stock-based compensation for the Secondment Agreements as stated in Note 12 - Related Party.

Note 9 – Income Taxes

Effective January 1, 2025, the Company adopted ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 enhance the transparency and decision usefulness of income tax disclosures by requiring, among other things, (i) expanded rate reconciliation disclosures with specified categories presented both in dollar amounts and as a percentage of pretax loss, and (ii) disaggregation of income taxes paid (net of refunds) by federal, state and foreign jurisdictions, including separate disclosure of material jurisdictions.

The disclosures for the year ended December 31, 2024 were prepared in accordance with the income tax disclosure requirements of ASC 740-50 prior to the adoption of ASU 2023-09, and are presented in the format previously required.  Accordingly, the 2024 rate reconciliation and related disclosures reflect the previously required categories and disclosure objectives under the prior guidance and are not required to be reformatted under the new standard.

Deferred tax assets and liabilities as of December 31, 2025 and 2024 consisted of the following:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating losses	$3,041	$4,942
Research and development tax credit	27	27
Nonqualified stock options	1,357	112
Equipment	-	1
Goodwill	497	585
Section 174 Capitalization	-	158
Intangible assets	788	982
Crypto assets at fair value	133,375	-
Crypto assets at cost	21,297	-
Accrued expenses and other	459	28
Gross deferred tax assets	$160,841	$6,835
Valuation Allowance	(160,841)	(6,835)
Net deferred tax assets	$-	$-

As of December 31, 2025 and 2024, the Company maintained a valuation allowance against certain deferred tax assets to reduce the total to an amount management believes is more likely than not to be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the periods when deductible temporary differences and carryforwards are expected to be available to reduce taxable income.

As of December 31, 2025 and 2024, the Company had a federal net operating loss carryforward of $12,886 and $21,832, respectively, which will be available to offset future taxable income indefinitely.  The Company has net operating loss carryforwards in various states.  The net tax effected value of those state net operating loss carryforwards as of December 31, 2025 and 2024 is $348 and $357 in various states, respectively. The state net operating loss carryfowards will begin to expire in 2034. The Company has also experienced net operating loss carryforwards in Israel and Hong Kong, which it does not expect to benefit from.  The tax value of these foreign carryforward assets is not presented in these financial statements.

Income taxes paid are disaggregated by federal, state, and foreign jurisdictions.  Individual jurisdictions are separately disclosed if net payments exceed 5% of total income taxes paid during the period.  No individual state or foreign jurisdiction met this threshold for the year ended December 31, 2025.

Cash Taxes Paid (Net of Refunds) in the Current Period

December 31, 2025
U.S. Federal	$400
States *	49
Foreign	-
Total Taxes Paid	$449

*	There are no single states that meet the 5% disaggregation threshold.

Pretax loss from continuing operations is disaggregated between U.S. domestic and foreign jurisdictions in accordance with ASU 2023-09 and is presented in the table below for the year ended December 31, 2025.

Income Taxes

Components of pre-tax income:	December 31, 2025
U.S. Domestic	$(733,358)
Foreign	(112)
Total	$(733,470)

The provision for income taxes charged to income for the years ended December 31, 2025 and 2024, consist of the following:

The components of income tax (benefit) expense from continuing operations consisted of the following:

	December 31, 2025	December 31, 2024
U.S. Federal	$976	$-
State	70	-
Foreign	-	-
Total current tax provision from continuing operations	$1,046	$-

No deferred tax expenses or benefit has been recorded due to a full valuation allowance as of December 31, 2026.

The effective income tax rate reconciliation for the year ended December 31, 2025 is presented in accordance with ASU 2023-09 and includes reconciling items required to be separately disclosed if they meet a quantitative threshold of 5% or more of the amount computed by multiplying pretax loss by the applicable U.S. federal statutory income tax rate. Reconciling items below the disclosure threshold are aggregated within “Other”.  The Company’s effective tax rate for the year ended December 31, 2025 differs from U.S. federal statutory rate primarily due to changes in valuation allowances recorded against deferred tax assets and non-deductible expenses.  The Company continues to maintain a full valuation allowance against certain deferred tax assets as realization is more likely than not based on current evidence.

(Dollars)	December 31, 2025
	Amount	% of Pretax Loss
U.S. Federal Statutory Tax Rate	$(154,028)	21.0%
Domestic State and Local Income Taxes, Net of Federal Income Tax Effect (a)	55	0.0%
Changes in Valuation Allowances	149,316	-20.4%
Nontaxable or Nondeductible Items
Non-deductible executive compensation	1,944	-0.3%
Non-deductible warrants	3,440	-0.5%
Other	3	0.0%
Other Adjustments
Stock based compensation	334	-0.1%
Other	(18)	0.0%
Total income tax expense	$1,046	-0.1%

(a)	State taxes in Florida made up the majority (greater than 50%) of the tax effect in this category.

A reconciliation between the effective tax rate on income from continuing operations and the statutory tax rate is as follows for December 31, 2024:

(Percentages)	December 31, 2024
Income tax benefit at federal statutory rate	21.0%
State and local income taxes net of federal tax benefit	2.1%
Meals and entertainment, non-deductible expenses and tax-exempt income	-0.1%
Officer’s life insurance	-0.1%
Club Dues	-0.1%
Incentive stock option expense	-0.7%
Equity reversal	0.9%
Nondeductible debt expenses	-1.5%
Financial statement true up	0.1%
Miscellaneous other adjustments	-0.8%
Change in valuation allowance	-21.0%
Provision for income tax expenses (benefit)	-0.2%

The Company files income tax returns in the U.S. federal jurisdiction and various other states. The Company is generally not subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2022. However, due to its net operating losses in 2018 and forward, the IRS and state authorities could adjust its carryforward assets back to 2018. The Company also files income tax returns in Israel, Hong Kong and other foreign jurisdictions. The Company has insignificant activities in these foreign jurisdictions and does not expect to benefit from its carryforward assets.

The Company follows the authoritative guidance on accounting for and disclosure of uncertainty in tax positions which requires us to determine whether a tax position of the Company is more likely than not to be sustained upon examination, including resolution of any related appeals of litigation processes, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the uncertain tax benefit amount recognized in the financial statements is reduced to the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate settlement with the relevant taxing authority. Interest and penalties related to uncertain tax positions are included in the provision for income taxes in the consolidated statements of operations. In accordance with the Discontinued Operations (See Note 14), management performed an evaluation of the technical merits of the Israeli Controlled Foreign Corporate Rules to determine the taxability of the gain from the Sale of Business from an Israeli tax perspective. This analysis also considered the results of the U.S. income tax. Management determined that the technical merits for uncertain tax exposure resulting from the gain for Israeli tax purposes did not exceed the more-likely-than-not threshold and has not recorded any income tax liability at December 31, 2024. Management’s determination is based on known facts and circumstances and requires judgement of a complex set of rules and regulations. If facts and circumstances change, such as closing, liquidating or selling of the businesses’ equity that is remaining, including events outside the Company’s control, this could have a material impact on management’s determination.

The Company’s uncertain tax position balance from continuing operations is $0 at December 31, 2025 and 2024, respectively. In the event the Company records an uncertain tax position, it’s policy is to include interest and penalties in the computation of unrecognized tax benefits.

Note 10 - Commitments, Contingencies and Risks and Uncertainties

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

The Company has entered into certain capital markets arrangements in connection with its Amended and Restated May 2025 ATM Sales Agreement that include broker compensation provisions contingent upon future sales activity. Certain of these arrangements provide for a minimum broker fee over a specified period, which would be payable only in the event that aggregate fees generated under the ATM offering do not meet the specified minimum threshold over a one-year period ending August 2026. The Company’s obligation, if any, under such provisions is contingent upon future ATM sales activity, which is discretionary and subject to prevailing market conditions, including volatility in the Company’s stock price and digital asset markets. As of December 31, 2025, management concluded that it is not probable that the Company will incur a minimum broker fee shortfall. Accordingly, no liability has been accrued related to these arrangements.

On December 18, 2025, the Company executed a definitive agreement for a collaboration to deploy ETH onto Linea, a Zero-knowledge Ethereum Virtual Machine (“zkEVM”) Layer 2 network. The Company plans to allocate $200,000 in ETH for deployment on Linea in a risk-managed manner over a multi-year commitment period. See Note 12 - Related Parties and Note 15 - Subsequent Events.

Risks and Uncertainties

The Company holds ETH and ETH-related crypto assets with regulated custodians that safeguard the Company’s private keys. ETH and ETH-related crypto assets are controllable only by the possessor of both the unique public key and private key(s). The custodial services contracts do not restrict the Company’s ability to reallocate ETH and ETH-related crypto assets among custodians. The Company’s ability to access, transfer, or withdraw its crypto assets is therefore not contractually restricted, and the Company is able to convert or reallocate crypto assets as needed to meet operating requirements or settle obligations.

A portion of the Company’s ETH is deployed in liquid staking protocols. Staked ETH and LsETH remain accessible to the Company, subject to the applicable unbonding or withdrawal periods of the underlying protocol. The Ethereum network permits withdrawals of staked ETH, and the Company has the ability to request and receive withdrawals in the normal course of business. The Company also assesses whether staking-related lock-ups or protocol-level withdrawal queues create any restrictions that would affect liquidity or the timing of settlement of obligations.

The Company’s crypto assets are subject to fair value volatility. Changes in market prices directly affect the carrying value of crypto assets measured at fair value and may result in unrealized gains or losses. For crypto assets measured at cost less impairment, declines in observable market prices may result in impairment charges. The Company recognized a fair value unrealized loss of $(616,173) and an impairment loss on LsETH of $140,208 for the year ended December 31, 2025, reflecting the decline in ETH prices during the period.

The Company’s custodial arrangements with Anchorage Digital Bank N.A. and Coinbase Inc.

include operational controls designed to mitigate risks of loss, including multi-user approval quorums and internal controls requiring face-to-face authorization for non-recurring transactions. These quorums are unalterable by the users and provide safeguards for both the misappropriation of assets as well as mitigating the risk of a misstatement. While these controls reduce operational risk, the Company continues to evaluate counterparty, concentration, and operational risks associated with custodial relationships and considers these factors in assessing credit risk, fair value measurement inputs, and impairment indicators.

The Company also deploys ETH using decentralized finance and liquid staking protocols. All trading and investment activity involves risk, which is heightened in the case of decentralized finance due to the irrevocable nature of blockchain transactions and the possibility of errors in smart contracts. These risks may affect the recoverability, valuation, or liquidity of crypto assets. Smart-contract vulnerabilities, protocol failures, or validator-level issues could result in partial or total loss of staked or deployed assets. The Company evaluates these risks when determining fair value hierarchy levels, impairment indicators, and whether any restrictions on use or withdrawal require separate disclosure.

The Ethereum protocol enforces ownership and withdrawal rights for staked assets. The safeguarding of staked digital assets is enforced at the base protocol level and is protected by security mechanisms that are trusted globally across the Ethereum network. These protocol-level assurances support the Company’s conclusion that staked ETH remains accessible and under the Company’s control for financial-statement purposes.

The Company performs monthly and quarterly reconciliations of all wallet activity and staking revenue. The Company verifies the existence of a staking pipeline utilizing open-source smart contracts in the expected manner and in-line with on-chain protocols. These procedures support the Company’s assessment of existence, rights and obligations, and completeness of digital-asset balances and related revenue.

Loan Agreement

On November 26, 2025, the Company entered into a Master Lender Agreement (“Master Lender Agreement”) with FalconX Charlie Inc. (“FalconX”), whereas the Company may borrow U.S. dollars or specified digital assets under individually negotiated term sheets.  Borrowings under the Master Lender Agreement are secured by collateral in the form of U.S. dollars, digital assets or eligible securities and are subject to initial collateral ratio and ongoing margin maintenance requirements. There is no defined minimum or maximum loan amount and FalconX has no obligation to approve a lending request. A monthly Loan Fee is calculated by the Lender and agreed on between FalconX and the Company. The Master Lender Agreement also contains normal representations and warranties and includes provisions on hard forks and a termination event tied to specific valuation thresholds.  The Master Lender Agreement remains in effect until terminated by either party, provided any outstanding borrowings are repaid in full.  There were no borrowings under the Master Lender Agreement during the year ended December 31, 2025.

Note 11 – Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to Common Stockholders, adjusted for premium purchase contract warrants (see Note 7 - Warrants) that have been determined to represent participating securities as they contain non-forfeitable rights to share in dividends alongside Common Stock, by the weighted-average number of Common Stock outstanding during the period excluding the effects of any potentially dilutive securities. The Company issued prefunded warrants, during 2025 and 2024, that are exercisable at a nominal price and exercisable at any time by the holder (see Note 7 - Warrants). As such, the prefunded warrants have been determined to be equivalent to Common Stock and included in basic weighted-average Common Stock outstanding. As there was a net loss in continuing operations, there was no impact from the premium purchase contract warrants on net loss per share. Diluted net loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional Common Stock that would have been outstanding if potential shares of Common Stock had been issued if such additional Common Stock were dilutive.

The following table presents dilutive and anti-dilutive securities. Since there was a net loss from both continuing operations and discontinued operations for the twelve months ended December 31, 2025, all securities presented below were excluded from weighted average shares outstanding.

Year Ended December 31, 2025
Dilutive:
Premium purchase contract warrants	4,500,000
Strategic advisor and placement agent warrants	6,219,032
Total Dilutive	10,719,032
Anti-Dilutive:
Stock options	8,906
SportsHub warrants	252
Restricted Stock Units	1,594,205
Total Anti-dilutive	1,603,363

As the Company had a net loss from continuing operations and net income for discontinued operations for the twelve months ended December 31, 2024, the following presents dilutive and anti-dilutive securities. For continuing operations, since there was a net loss, all securities presented below were excluded from weighted average shares outstanding. For discontinued operations, dilutive securities presented below were included in the net income per share calculation and the anti-dilutive securities were excluded in weighted average shares outstanding:

Year Ended December 31, 2024
Dilutive:
Prefunded warrants	39,130
Warrants	11,187
Total Dilutive	50,317
Anti-Dilutive:
Stock options	9,022
Series A-1 preferred stock	601
Series B preferred stock	1,040
SportsHub warrants	252
Restricted Stock Units	12,501
Total Anti-dilutive	23,416

The calculation of the net income (loss) per share and weighted-average shares of the Company’s Common Stock outstanding for the periods presented are as follows:

	For the Year Ended December 31,
	2025	2024
Net income (loss) from continuing operations	$(734,516)	$(4,474)

Net income (loss) from discontinued operations, net of tax, available to common stockholders	(71)	14,573

Net income (loss) available to common stockholders	$(734,587)	$10,099

Basic weighted-average shares for continuing and discontinued operations	99,719,495	286,939
Diluted weighted average shares	99,719,495	337,255

Basic:
Net income (loss) from continuing operations per share	$(7.37)	$(15.59)
Net income (loss) from discontinued operations per share	-	50.79
Net income (loss) per share	$(7.37)	$35.20

Fully Diluted:
Net income (loss) from continuing operations per share	$(7.37)	$(15.59)
Net income (loss) from discontinued operations per share	-	43.21
Net income (loss) per share	$(7.37)	$27.62

Note 12 – Related Parties

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

Secondment Agreements with Consensys Employees

As part of the collaboration between the Company and Consensys, three employees of Consensys were seconded to Sharplink under secondment agreements. These employees provided key services in areas including strategic planning, treasury management, technology integration and business development. The secondment agreements outline the terms of the assignment, the duration, which began during the month of June 2025 and terminated September 30, 2025, total monthly compensation of approximately $80 paid to Consensys and stock-based compensation of a total of approximately $131 for RSU’s awarded in September 2025, and the allocation of responsibilities between the parties. The seconded employees remain employees of Consensys, but they performed their duties for the Company during the secondment period and report to the Company’s Chief Executive Officer and Chief Financial Officer. In exchange for these services, the Company compensated Consensys for the associated costs on a monthly basis, including the employees’ salaries, benefits and other related expenses. For the year ended December 31, 2025, approximately $283 was expensed in selling, general, and administrative expenses and $131 was expensed as stock-based compensation in relation to these agreements.

Linea Consortium

The Company is a founding member of the Linea Consortium, along with Consensys, a leading governance body supporting the development of Ethereum’s most aligned Layer 2 blockchain network. The Linea Consortium operates under a partially, multi-institution governance structure. On October 28, 2025, the Company announced a collaboration to deploy ETH from its corporate treasury onto Linea, a zkEVM Layer 2 network. On December 18, 2025, the Company executed the definitive agreement. The Company plans to allocate $200,000 in ETH for deployment on Linea in a risk-managed manner over a multi-year commitment period. The Company expects to leverage Linea’s institutional-grade infrastructure to optimize onchain yield to capture differentiated ETH-denominated returns. This differentiated yield is expected to combine native Ethereum yield, restaking rewards from securing EigenCloud Autonomous Verifiable Services (AVSs), and direct Linea and ether.fi partner incentives, all within a compliant Layer 2 infrastructure. See Note 15 - Subsequent Events.

Accounts Payable and Prepaid Balances

Company has an accounts payable balance owed to Directors of $32 and a prepaid balance of $19 paid to Directors as of December 31, 2025.

Note 13 – Operating Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of its two different revenue sources. The ETH Treasury Management segment captures ETH-based yield generated by participating in Ethereum network’s staking protocol which is currently comprised of rewards received from native and liquid staking. The Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators throughout the world. The CODM assesses financial performance by segment for revenue, operating profit (loss) and key operating expenses,  as well as significant segments assets, as detailed below.

As a result, the Company operates two reportable segments under ASC 280, Segment Reporting, ETH Treasury Management and Affiliate Marketing.

ETH Treasury Management

On June 2, 2025, the Company launched an ETH-centered treasury strategy and established ETH Treasury Management as a dedicated operating segment, delivering recurring, yield-based revenue and returns. The staking revenues are derived from the rewards the Company’s earns by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. The Company delegates ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance. During 2025, our ETH Treasury Management segment includes both native and liquid staking activities.

Total ETH Treasury Management net loss from continuing operations before income taxes was $(733,046) for the year ended December 31, 2025.

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

Total Affiliate Marketing net income (loss) from continuing operations before income taxes was $(423) for the year ended December 31, 2025 and $(4,474) for the year ended December 31, 2024.

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment as of the year ended December 31, 2025:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$28,021	$518	$28,539
USDC stablecoin	1,882	-	1,882
Crypto assets at fair value	1,899,683	-	1,899,683
Crypto assets at cost	500,912	-	500,912
Other assets	650	100	750
Total consolidated assets	$2,431,148	$618	$2,431,766

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for the each operating segment for the year ended December 31, 2025:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from staking, net	$25,594	$-	$25,594
Revenue from affiliate marketing	-	2,461	2,461
Total revenue	25,594	2,461	28,055

Gains and (losses) from operations
Realized gain on crypto assets, net	55,213	-	55,213
Unrealized loss on crypto assets at fair value, net	(616,173)	-	(616,173)
Total losses from operations	(560,960)	-	(560,960)

Less:
Cost of revenues	-	1,897	1,897
Salaries and benefits	12,902	858	13,760
Stock-based compensation	30,171	-	30,171
Bank fees	810	1	811
Asset manager fees	5,629	-	5,629
Accounting and Legal expenses	5,163	-	5,163
Impairment of crypto assets at cost	140,208	-	140,208
Other segment expenses (1)	2,797	129	2,926
Segment net loss from continuing operations before income taxes	$(733,046)	$(423)	$(733,470)

(1)	- other segment items include: consulting and compliance fees, general and administrative, insurance, and other income and expenses.

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment as of the year ended December 31, 2024:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$-	$1,437	$1,437
USDC stablecoin	-	-	-
Crypto assets at fair value	-	-	-
Crypto assets at cost	-	-	-
Other assets	-	1,134	1,134
Total consolidated assets	$-	$2,571	$2,571

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for each operating segment for the year ended December 31, 2024:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from affiliate marketing	$-	$3,662	$3,662
Total revenue		3,662	3,662

Gains and (losses) from operations
Realized gain on crypto assets, net	-	-	-
Total losses from operations		-	-

Less:
Cost of revenues		2,756	2,756
Salaries and benefits	-	1,429	1,429
Contractors and consulting expense	-	307	307
Marketing expenses	-	214	214
Other segment expenses (1)	-	3,430	3,430
Segment net loss from continuing operations before income taxes	$-	$(4,474)	(4,474)

(1)	- other segment items include: stock-based compensation, professional fees, general and administrative, bank fees, insurance, and other income and expenses.

Revenue by Geographic Location

Summarized revenues by country in which the Company operated are shown below. All ETH Treasury Management revenue occurred within the United States.

For the Year Ended December 31, 2025:

United States	$26,131
Rest of the World	1,924
Revenue	$28,055

For the Year Ended December 31, 2024:

United States	$815
Rest of the World	2,847
Revenue	$3,662

The Company does not have material assets in foreign jurisdictions.

The Company’s Affiliate Marketing Services segment derives a significant portion of its revenues from several large customers for the year ended December 31, 2024.  There were no major customers during the year ended December 31, 2025. The table below presents the percentage of consolidated revenues derived from large customers:

December 31, 2024
Customer A	39%
Customer B	22%
Customer C	14%
Customer D	14%

These four customers had amounts due to the Company of $226 for December 31, 2024.

Note 14 – Discontinued Operations

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

The Company is in the process of winding down the operations classified as discontinued and anticipates completing the full dissolution by the end of 2026.

Sale of SHGN and Sports Gaming Client Services

On January 18, 2024, Sharplink Israel and SLG1 Holdings, LLC, a Delaware limited liability company and wholly owned subsidiary of Sharplink (“Subsidiary Seller”), SHGN Acquisition Corp. (“SHGN,” and together with Sharplink Israel and Subsidiary Seller, the “SportsHub Seller”), a Delaware corporation and wholly owned subsidiary of Sharplink, entered into a Purchase Agreement (the “PA”) with RSports Interactive, Inc., a Minnesota corporation (“RSports”). The Subsidiary Seller owns all of the issued and outstanding membership interests of Sports Technologies, LLC, a Minnesota limited liability company, SHGN and Holdings Quinn, LLC, a Delaware limited liability company (collectively referred to as the “Targets”). The PA contemplated the sale of the Company’s Sports Gaming Client Services and SportsHub Gaming Network business units to RSports, by selling all of the issued and outstanding membership interests of the Targets and the Acquired Subsidiaries for $22,500 in an all-cash transaction.

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

The $14,600 gain was calculated by measuring the difference between the fair value of consideration received less the carrying amount of assets and liabilities sold in accordance with ASC 810.

In the statement of cash flows for the year ended December 31, 2024, the net cash used in investing activities - discontinued operations is due to cash received from the sale of business of $22,500, net of cash transferred of $41,357. The majority of the cash transferred of $41,358 was reflected in discontinued operations customer deposits liability and deferred revenue of $36,960 and $4,889, respectively.

During the twelve months ended December 31, 2025 and 2024, Sharplink paid RSports $13 and $158, respectively, for use of information technology and accounting service personnel under the Post Closing Covenant Agreement (the “PCCA”); and RSports paid Sharplink $1 and $90 under the PCCA for the twelve months ended December 31, 2025 and 2024, respectively.

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of December 31, 2025 and 2024. The results of operations and cash flows of MTS for all periods are separately reported as discontinued operations.

Summary Reconciliation of Discontinued Operations

	For the Year Ended
	December 31, 2025	December 31, 2024

Revenues	$-	$446

Cost of Revenues	$(8)	170

Gross Profit	8	276

Operating Expenses
Selling, general, and administrative expenses	126	545

Operating Loss	(118)	(269)

Interest income	(6)	102
Other (expense) income	59	501
Gain on sale of business	-	14,671
Interest expense	-	(9)
Total other income and expense	53	15,265

Income (loss) before income taxes	(65)	14,996

Income tax expense	6	423

Income (loss) from discontinued operations, net	$(71)	$14,573

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of December 31, 2025 and December 31, 2024:

	December 31,	December 31,
	2025	2024
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$37	$105
Restricted cash	0	-
Prepaid expenses and other current assets	145	165
Total current assets	$182	$270

	December 31,	December 31,
	2025	2024
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	1	10
Total current liabilities	$1	$10

Note 15 – Subsequent Events

Linea Deployment

On January 8, 2026, the Company completed its initial deployment of approximately $173,000 of assets to Linea, converting 54,987 ETH into 50,661 units of WeETH in connection with the deployment.

