Form 10-Q
period 2026-03-31
Sharplink, Inc.
filed 2026-05-08
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to ________

Commission file number: 001-41962

SHARPLINK, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-4752260
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Biscayne Boulevard,
Floor 20 Miami, Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (612) 293-0619

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	SBET	The Nasdaq Capital Market

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

As of May 4, 2026, there were 197,211,412 shares of Common Stock issued and outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash	$16,875	$28,539
USDC stablecoin	-	1,882
Accounts receivable, net of allowance for credit losses of $0 both periods presented	461	221
Prepaid expenses and other current assets	689	329
Current assets from discontinued operations	-	182
Total current assets	18,025	31,153

Crypto assets at fair value	1,239,140	1,899,683
Crypto assets at cost	486,852	500,912
Other assets	21	18
Total assets	$1,744,038	$2,431,766

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	5,437	12,748
Current liabilities from discontinued operations	-	1
Total current liabilities	5,437	12,749

Total liabilities	5,437	12,749

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock, $0.0001 par value; authorized shares 2,500,000,000; issued 201,063,967 and 200,584,713, respectively; outstanding shares: 199,125,509 and 198,646,255 respectively	20	20
Treasury stock, 1,938,458 of common stock at cost	(31,721)	(31,721)
Additional paid-in capital	3,268,259	3,263,114
Accumulated deficit	(1,497,957)	(812,396)
Total stockholders’ equity	1,738,601	2,419,017
Total liabilities and stockholders’ equity	$1,744,038	$2,431,766

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue from staking	$11,501	$-
Revenue from affiliate marketing	557	742
Total revenue	12,058	742

Gains and (losses) from operations
Realized gain on crypto assets, net	12,005	-
Unrealized loss on crypto assets at fair value, net	(506,664)	-
Total losses from operations, net	(494,659)	-

Operating expenses
Cost of revenues from affiliate marketing	432	610
Selling, general, and administrative expenses	9,876	1,058
Impairment of crypto assets at cost	191,670	-
Total operating expenses	201,978	1,668

Operating loss	(684,579)	(926)

Other income (expense)
Interest income	203	12
Other expense	(2)	-
Total other income, net	201	12

Net loss before income taxes	(684,378)	(914)
Income tax expense	(1,183)	(3)
Net loss from continuing operations	(685,561)	(917)
Net loss from discontinued operations, net of tax	-	(58)
Net loss	$(685,561)	$(975)

Numerator for net loss per share - basic and diluted:
Net loss from continuing operations	$(685,561)	$(917)
Net loss from discontinued operations	-	(58)
Net loss	$(685,561)	$(975)

Denominator for net loss per share - basic and diluted:
Basic and diluted weighted average shares for continuing and discontinued operations	210,865,894	531,226

Net loss per share - basic and diluted
Net loss from continuing operations per share - basic and diluted	$(3.25)	$(1.73)
Net loss from discontinued operations per share – basic and diluted	-	(0.11)
Net loss per share - basic and diluted	$(3.25)	$(1.84)

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

(In thousands, except share data)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity

Balance, December 31, 2024	601	$1	1,040	$1	407,295	$-	$79,920	(8)	$(29)	$(77,809)	$2,084
Net loss	-	-	-	-	-	-	-	-	-	(975)	(975)
Stock-based compensation expense	-	-	-	-	-	-	69	-	-	-	69
Issuance of common stock for exercise of warrants	-	-	-	-	25,000	-	-	-	-	-	-
Shares sold for cash	-	-	-	-	142,960	-	907	-	-	-	907
Balance as of March 31, 2025	601	$1	1,040	$1	575,255	$-	$80,896	(8)	$(29)	$(78,784)	$2,085

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity
Balance at December 31, 2025	-	$-	-	$-	198,646,255	$20	$3,263,114	(1,938,458)	$(31,721)	$(812,396)	$2,419,017
Net loss	-	-	-	-	-	-	-	-	-	(685,561)	(685,561)
Stock-based compensation expense	-	-	-	-	-	-	3,001	-	-	-	3,001
Shares issued for vested restricted stock	-		-	-	340,385	-	-	-	-	-	-
Settlement of accrued bonuses in shares (gross) of common stock	-	-	-	-	490,273	-	5,040	-	-	-	5,040
Shares of common stock withheld for taxes for net share settlement	-	-	-	-	(351,404)	-	(2,896)	-	-	-	(2,896)
Balance as of March 31, 2026	-	$-	-	$-	199,125,509	$20	$3,268,259	(1,938,458)	$(31,721)	$(1,497,957)	$1,738,601

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(685,561)	$(975)
Net loss from discontinued operations, net of tax	-	(58)
Net loss from continuing operations	$(685,561)	$(917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Stock-based compensation expense	3,001	69
Impairment on crypto assets at cost	191,670	-
Unrealized loss on crypto assets received at fair value, net	506,664	-
Realized gain on crypto assets, net	(12,005)	-
Rewards on native staking	(10,117)	-
Rewards on liquid staking	(806)	-
Rewards from protocol incentives and rebates	(981)	-
Changes in assets and liabilities
Accounts receivable	(62)	(58)
Other receivable	-	273
Due from Rsports Interactive, Inc.	-	(1)
Prepaid expenses and other current assets	(360)	(35)
Accounts payable and accrued expenses	(2,090)	214
Net cash used in operating activities – continuing operations	(10,646)	(453)
Net cash used in operating activities - discontinued operations	-	(61)
Net cash used in operating activities	(10,646)	(514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other assets	(4)	-
Investment in Armchair Enterprises, Inc.	-	(500)
USDC stablecoin redemptions	1,882	-
Net cash provided by (used in) investing activities – continuing operations	1,878	(500)
Net cash used in investing activities - discontinued operations	-	-
Net cash provided by (used in) investing activities	1,878	(500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from sale of common stock	-	907
Taxes paid related to net share settlement of equity awards	(2,896)	-
Net cash generated by financing activities – continuing operations	(2,896)	907
Net cash used in financing activities - discontinued operations	-	-
Net cash (used in) provided by financing activities	(2,896)	907

Net change in cash	(11,664)	(107)

Cash, beginning of period including discontinued operations	28,539	1,542
Cash, end of period including discontinued operations	16,875	1,435
Less cash from discontinued operations	-	(60)
Cash, end of period	16,875	1,375

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Receipt of LsETH rebate receivable	$106	$-
Deposits of crypto assets (ETH) at fair value for liquid staking activities	$197,455	$-
Receipt of crypto assets (weETH) at cost for liquid restaking activities	$(205,844)	$-
Receipt of crypto assets (ETH) at fair value for redemption of crypto assets (LsETH at cost)	$(32,497)	$-
Redemption of crypto assets (LsETH) at impaired cost	$28,671	$-
Stock-based bonus accrual settled with shares of common stock	$5,040	$-

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 1 – Organization

Background and Nature of Business

Headquartered in Miami, Florida, Sharplink, Inc. (the “Company” or “Sharplink”), a Delaware corporation, undertook a significant strategic shift in June 2025 by adopting Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company seeks to benefit from ETH accumulation, derived utilizing proceeds from multiple financings, by (i) potential ETH price appreciation and (ii) yield and other returns generated from staking and related treasury activities. We delegate our ETH to third-party validators (directly or via asset managers) and participate in both native and liquid staking and restaking programs. See Note 3 – Crypto Asset Holdings. The Company also operates an online affiliate marketing business that delivers unique fan activation solutions to its sportsbook and online casino gaming partners. The Company’s ETH Treasury Management strategy is now its predominant operational focus.

Since the launch of its ETH Treasury Management strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions, follow-on offerings and at-the-market (“ATM”) sales. The Company has deployed the majority of the proceeds to acquire ETH (see Note 3-Crypto Asset Holdings). Additional details regarding these equity offerings are included in Note 6 – Equity.

On February 2, 2026, the Company formally changed its corporate name to “Sharplink, Inc.” from “SharpLink Gaming, Inc.” in connection with a corporate rebranding initiative.

Reverse Stock Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), whereby the Company decreased the number of issued and outstanding Common Stock from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the financial statements to reflect the reverse stock split.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sharplink, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Company management, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2026 and December 31, 2025, as well as its results of operations for the three months ended March 31, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by rules and regulations of the SEC. Accordingly, the condensed consolidated financial statements do not include all information and footnotes required by GAAP for a complete financial statement presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2026.

(b) Reclassifications

We made certain reclassifications to prior period amounts presented on our condensed consolidated statements of operations to conform to the current period presentation. Specifically, costs of revenue from affiliate marketing have been reclassified into Operating expenses.

(c) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sharplink and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to measurement of crypto assets at fair value; impairment of crypto assets at cost; stock-based compensation; income taxes, including the carrying value of deferred tax assets; and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, and equity that is not readily apparent from other sources.

(e) Crypto Assets

The Company’s crypto assets primarily consist of ETH, the native token of the Ethereum blockchain, liquid staking tokens (“LST”) and liquid restaking tokens (“LRT”). The Company’s LST and LRT holdings are comprised of both Liquid Collective’s LST (“LsETH”) and etherFi’s LRT (“weETH”).

LsETH is a token received when ETH is staked through Liquid Collective, a third-party liquid staking protocol. weETH is a token received when ETH is staked through etherFi, a third party liquid restaking protocol.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

ETH is presented on the Condensed Consolidated Balance Sheet under the caption “Crypto assets at fair value” and LsETH and weETH are presented separately on the Condensed Consolidated Balance Sheet under the caption “Crypto assets at cost.” The Company has ownership of and control over its crypto assets which are held through custodial arrangements with third-party qualified custodians. These qualified custodians provide secure storage and safeguarding of the Company’s crypto assets, including ETH, LsETH and weETH.

Crypto assets at fair value (ETH)

Crypto assets acquired are initially recorded at cost, which represents the cash, cash equivalents or other financial assets paid to acquire the asset, including transaction fees. Crypto assets received in exchange for goods or services, or in connection with the issuance of shares, are recognized at their fair value on the date received, which becomes their cost basis.

Crypto assets within the scope of ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets (“ASC 350-60”), are subsequently measured at fair value in the statement of financial position with unrealized gains and losses resulting from changes in fair value recognized in net income (loss). The Company determines and records for each reporting period the fair value of its crypto assets in accordance with ASC 820, Fair Value Measurement (“ASC 820”), based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for ETH (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized loss on crypto assets at fair value, net,” while realized gains and losses from the de-recognition of crypto assets are included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. The Company applies a first-in, first-out methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Deposits of ETH into liquid staking and restaking protocols, receipt of ETH from unstaking and redemption of receipt tokens, are presented as within non-cash investing activities in the condensed consolidated statements of cash flows. Receipt of ETH as staking rewards and incentives are presented as non-cash operating activities in the condensed consolidated statements of cash flows.

Crypto assets at cost (LsETH and weETH)

Crypto assets at cost are recognized at fair value on the date received, which becomes their cost basis. Crypto assets at cost, such as LsETH and weETH, do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH and weETH represent a receipt token, which in general and by design, grants the holder an enforceable right to redeem ETH for which it was exchanged. Therefore, it fails the ‘other goods and services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets at cost are therefore subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill (“ASC 350-30”).

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicates that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis of LsETH. Because weETH trades on multiple decentralized and centralized exchanges and no single market represents the principal market, we determine fair value using observable prices across multiple active exchanges, specifically utilizing the pricing data aggregator CoinGecko. The Company continuously monitors available data sources. In determining if an impairment has occurred, the Company considers the lowest price of one LsETH, as quoted on Coinbase, and one weETH, as determined by using observable prices across multiple active exchanges, respectively, at any time since acquiring the specific LsETH and weETH held by the Company. If the carrying value of a LsETH or weETH exceeds that lowest intraday price, an impairment loss has occurred with respect to that LsETH and weETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment of crypto assets at cost” in the Company’s condensed consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH and weETH will not be adjusted upward for any subsequent increase in fair value.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Receipt of LsETH and weETH in connection with the staking and restaking of ETH into a liquid staking protocols are presented as non-cash investing activities in the condensed consolidated statements of cash flows. Receipt of LsETH and weETH as rewards and incentives are presented as non-cash operating activities in the condensed consolidated statements of cash flows.

(f) Revenue from Staking activities

Beginning in June 2025, the Company began staking its ETH. To date, the Company’s staking activities comprise of (i) native staking activities, (ii) liquid staking and restaking activities, and (iii) protocol incentive generating activities tied to maintaining total value locked (“TVL”) within certain blockchain ecosystems.

Native Staking

The Company participates in native staking exclusively as a delegator through third-party validators. The Company delegates ETH to validators, either directly or through third party asset managers, who operate nodes on the Ethereum network to validate transactions and add blocks to the blockchain. In return for delegating ETH to validators, the Company is entitled to a portion of the block rewards and transaction fees earned by the validators, in the form of ETH tokens, calculated approximately based on the Company’s proportion of the total ETH staked. When the Company stakes ETH natively, the ETH does not remain in the Company’s custodial wallet, but is instead deposited into Ethereum’s staking deposit smart contract, which is required for participation in ETH staking as a delegator. Native staked ETH are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those ETH). The withdrawal credentials in the smart contract are designated to the Company’s custodian, who, as described in Note 2(e), holds the Company’s ETH solely for the Company’s benefit and does not obtain control of the Company’s ETH via their custodial services. Native staked ETH are therefore not derecognized.

Rewards from native staking activities are recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The delegation of the Company’s ETH to validators represents an output of the Company’s ordinary activities. In this case our performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of ETH, which is non-cash consideration, measured at the fair value of ETH as of contract inception based on the quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Ethereum network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Ethereum Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its ETH by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are deducted. For the three months ended March 31, 2026, fees paid to third-party asset managers of approximately $1,254 and custodians of approximately $327 are recognized separately as operating expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Liquid Staking and Liquid Restaking Activities

We also participate in liquid staking and restaking arrangements, whereby ETH is deployed into third-party protocols in exchange for LST and LRTs, such as LsETH and weETH, respectively. Staking with Liquid Collective represents the Company’s liquid staking activities, under which ETH is contributed to the Liquid Collective staking pool and LsETH is minted and received in return. Staking with etherFi represents the Company’s liquid restaking activities, under which ETH is deposited with etherFi and weETH is received in return. weETH is the wrapped, non-rebasing form of eETH, the token minted upon staking of ETH, and is designed for DeFi compatibility.

Since LsETH and weETH are accounted for under ASC 350-30 (see Note 2(e)), increases in LsETH and weETH fair value while the Company remains staked with the liquid staking and restaking protocols, are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking and restaking protocol. Additionally, LsETH and weETH are non-rebasing token, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or weETH are redeemed, measured at the fair value of ETH at contract inception, which is when the ETH were staked. Staking rewards received or receivable upon redemption of LsETH or weETH are presented in “Revenues from staking, net” in the Company’s condensed consolidated statements of operations.

Upon staking ETH through the liquid staking and restaking protocols, the ETH is derecognized because the protocols obtain the ability to deploy and direct its use, and the LsETH and weETH token received concurrently are then recognized. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH and weETH received; and included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2026, the Company staked ETH and received weETH and recognized a realized gain of $8,389.

When the Company initiates a redemption of LsETH or weETH, the Company derecognizes the LsETH and weETH at its carrying amount on the date the redemption request is accepted by the applicable protocol. At that time, the Company recognizes a receivable for the underlying ETH expected to be received upon completion of the protocol’s withdrawal process and additional staking rewards no longer accrue. The ETH receivable is initially measured at the fair value of the ETH expected to be received, including staking rewards, determined by the protocol’s exchange rate at the time of redemption. Any gain or loss on redemption is recognized in accordance with ASC 610-20 based on the difference between the ETH receivable and the cost basis of the LsETH or weETH at the time of redemption with such differences included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. Rebates earned from the liquid staking activities are received in non-cash consideration in the form of LsETH and are reflected as revenue.

In LsETH and weETH redemption transactions, the Company is exposed to changes in the market price of ETH between the date the redemption request is initiated and the date ETH is received. The Company evaluates whether such ETH receivables contain embedded derivatives that require bifurcation and separate accounting under applicable accounting guidance, ASC 815, Derivatives and Hedging. Any identified embedded derivative is measured at fair value, with changes in fair value recognized in earnings until settlement of the receivable. As of March 31, 2026, we did not have any receivables outstanding from such transactions.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

For the three months ended March 31, 2026, the Company redeemed 15,182 LsETH and recognized the changes in the market price from the date of redemption to the date the ETH was received of $3,826, which is included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations.

No weETH was redeemed for the three months ended March 31, 2026.

Protocol Incentives

On December 20, 2025, the Company executed a Strategic Partnership Agreement (“SPA”) with ether.fi, EigenCloud, Linea Consortium (a related party), and Consensys Software, Inc. (“Consensys”), (a related party), to bridge a minimum of $200,000 of weETH from its treasury onto Linea, a zkEVM Layer 2 network, over an initial 24-month period. The execution of the deliverables of the SPA was performed with our qualified custodian Anchorage Digital Bank N.A. as the intermediary. For the three months ended March 31, 2026, we have restaked $205,844 in weETH onto Linea.

Separate from staking rewards from weETH, at redemption, as denoted above in Liquid Staking and Liquid Restaking Activities, we are entitled to monthly protocol incentives from ether.fi, Linea, and EigenCloud under the SPA. We have concluded that ether.fi, Linea, and EigenCloud are each customers under ASC 606, as they provide consideration in exchange for our service of providing and maintaining TVL on Linea, which is an output of our ongoing treasury operations.

Protocol incentives, paid in the form of ETH and weETH, are based on month-end TVL metrics and subject to contractual caps. The quantity of incentives earned is not known or calculable by the Company until the end of the month and, until such time, is considered a variable consideration under ASC 606. Revenue from incentives are recognized over time as the Company satisfies its performance obligation of maintaining TVL, as customers simultaneously receive and consume the benefits of the service. Revenue is recognized on a monthly basis as the performance period is completed and the amount of consideration becomes determinable and no longer constrained, measured at the fair value of ETH and weETH at contract inception. We apply the variable consideration allocation exception in ASC 606-10-32-40, allocating each month’s variable consideration to the distinct monthly service period to which it relates. In accordance with ASC 606-10-32-21, such noncash consideration is measured at fair value at contract inception. Subsequent changes in the fair value of the underlying digital assets attributable solely to the form of consideration are not included in revenue and are recognized separately in earnings in accordance with applicable guidance as realized gains (losses) until the settlement date.

See Note 4 - Revenue Recognition for further disclosures

(g) Crypto Assets Receivable

When redemptions of LsETH or weETH are initiated and protocol incentives are recognized, the Company is exposed to changes in the market price of crypto assets between the date the redemption request is initiated or the incentive is recognized and the date the underlying assets are received.

Because settlement occurs in the form of crypto assets whose fair value fluctuates between recognition and settlement, and after evaluating the criteria in ASC 815-10-15-83, Derivatives and Hedging, the Company concluded that the receivable contains an embedded derivative that is not clearly and closely related to the host contract and therefore requires bifurcation. The embedded derivative is measured at fair value, with changes in fair value recognized in earnings in “Realized gain (loss) on crypto assets, net” until settlement.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The embedded derivative component is measured at fair value at each reporting date, using observable prices in the principal market in accordance with ASC 815-15 and ASC 820. Where quoted prices are directly available in active markets, the embedded derivatives are classified as Level 1 within the fair value hierarchy; if observable market prices are not available, management utilizes other relevant inputs and valuation techniques, which may result in Level 2 or Level 3 classification.

Upon receipt, the Company derecognizes both the receivable and the embedded derivative, recognizing the crypto asset received at fair value. Any difference between the carrying amount and the fair value of ETH or weETH received is recognized as an unrealized gain or loss and included in “Unrealized loss on crypto assets at fair value, net” in the Company’s condensed consolidated statements of operations.

For the three months ended March 31, 2026, we recognized realized losses on incentive tokens earned, due to changes in fair value, of $210 and unrealized losses upon the receipt of rebate and incentive tokens of $18. As of March 31, 2026, non-monetary receivables from liquid restaking activities were $214 and are included in accounts receivable on the condensed consolidated balance sheet. For the three months ended March 31, 2025, we did not have any liquid staking or liquid restaking activities.

(h) USDC stablecoin

USD stablecoin (“USDC”) is accounted for as a financial asset that can be redeemed on the basis of one USDC for one U.S. dollar on demand from the issuer. While not accounted for as cash or cash equivalents, the Company treats its USDC holdings as a liquidity resource. The Company’s USDC are held with qualified third-party custodians who provide secure storage and safeguarding of the Company’s USDC. The Company’s custodians do not obtain control over the Company’s USDC; therefore we continue to recognize USDC as our own for accounting purposes. For the three months ended March 31, 2026, we redeemed all of our USDC for U.S. dollars.

(i) Affiliate Marketing Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. For the three months ended March 31, 2026, the Company has recognized its revenue at a point in time for certain contracts and over time for other contracts. The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, and not to facilitate financing arrangements. The Company acts as an agent and records revenue net of commissions retained.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

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

The Company also estimates the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the Condensed Consolidated Financial Statements to approximate fair value due to their short maturities.

(k) Acquisition and Sale of 10% Equity Stake in Armchair Enterprise

On February 24, 2025, Sharplink entered into a subscription agreement (“Subscription Agreement”) with U.K-based Armchair Enterprises Limited (“Armchair”), which owns and operates CryptoCasino.com. The acquisition of a 10% equity stake in Armchair was made for $500 in cash, along with a right of first refusal to acquire a controlling interest in Armchair. The investment was recorded at cost and was measured at cost minus impairment, adjusted for any observable price changes. The investment was sold in December 2025 for $500.

(l) Recently Issued Accounting Pronouncements Not Yet Adopted

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

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

Note 3 – Crypto Asset Holdings

Crypto Assets at fair value

The following table sets forth the units held, cost basis and fair value of crypto assets held at fair value, as shown on the condensed consolidated balance sheet as of March 31, 2026:

in thousands, except number of ETH	Units	Cost Basis	Fair Value
ETH	589,305	$2,361,942	$1,239,140

The following table sets forth the units held, cost basis and fair value of crypto assets held at fair value, as shown on the condensed consolidated balance sheet as of December 31, 2025:

in thousands, except number of ETH	Units	Cost Basis	Fair Value
ETH	640,026	$2,515,856	$1,899,683

Fair value represents the quoted (unadjusted) prices on the Coinbase exchange as of midnight UTC on the measurement date.

The following table represents a reconciliation of crypto assets held at fair value:

For the Three Months Ended March 31, 2026

Fair Value, Year Ended December 31, 2025	$1,899,683
Deposits of ETH into liquid staking activities	(197,455)
Receipt of ETH upon redemption in liquid staking activities	32,497
Receipt and accrual of ETH rewards from native staking activities	10,117
Protocol incentive rewards received in ETH from liquid restaking activities	138
Receipt and accrual of ETH rewards from liquid staking activities	806
Unrealized loss on crypto assets held	(506,646)
Fair Value, March 31, 2026	$1,239,140

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

For the three months ended March 31, 2025, the Company did not have any liquid or native staking activities.

Crypto Assets at cost

The following table sets forth the units held, the cost basis less prior year impairment, the current year impairment amount, and carrying amount of crypto assets held at cost, for LsETH and weETH as shown on the condensed consolidated balance sheet as of March 31, 2026:

in thousands, except number of LsETH and weETH	Units	Cost	Impairment	Net
LsETH	189,327	$472,498	$(114,944)	$357,554
weETH	66,102	206,024	(76,726)	129,298
Total	255,429	$678,522	$(191,670)	$486,852

The following table sets forth the units held, cost basis less year end impairment, as shown on the condensed consolidated balance sheet as of December 31, 2025:

in thousands, except number of LsETH	Units	Cost	Impairment	Net
LsETH	204,409	$641,120	$(140,208)	$500,912

The following table represents a reconciliation of crypto assets held at cost, for LsETH and weETH, and activity for the three months ended March 31, 2026:

Balance, December 31, 2025	$500,912
Receipt of weETH upon deposits of ETH into liquid restaking activities	205,844
Redemptions of LsETH from liquid staking activities at cost less impairment	(28,671)
Receipt of LsETH for rebate rewards	257
Receipt of weETH for protocol incentive rewards	180
Impairment loss	(191,670)
Balance, March 31, 2026	$486,852

For the three months ended March 31, 2026 and March 31, 2025, the Company recorded an impairment loss $191,670 and $0, respectively, related to its holdings of LsETH and weETH in accordance with ASC 350-30 see Note 2(e) Crypto Assets. The impairment is presented on “Impairment of crypto assets at cost” in the condensed consolidated statements of operations.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

For the three months ended March 31, 2026, the Company redeemed 15,182 LsETH for 16,740 ETH and recognized a net gain of $3,826 which is included in “Realized gain on crypto assets at fair value, net” in the Company’s condensed consolidated statements of operations.

The Company also recognized $9,387 of cumulative realized gains and $(999) of cumulative losses from liquid restaking activities of ETH to weETH, which is included in “Realized gain from crypto assets, net”, in the Company’s condensed consolidated statements of operations.

For the three months ended March 31, 2025, the Company did not have any native or liquid staking activities.

Note 4 – Revenue Recognition

The Company is currently engaged in ETH Treasury Management activities and Affiliate Marketing services.

ETH Treasury Management

The following table provides additional breakdown of the Company’s revenue from staking activities:

March 31, 2026
Revenue from contracts with customers
Native staking rewards	$10,117
Native staking fees	(403)
Protocol incentives earned in ETH and weETH	753
Rewards from native staking and liquid restaking, net	$10,467

Revenue from contracts with non-customers
Liquid staking rewards	806
Rebates earned in LsETH	228
Rewards from liquid staking	1,034
Total revenue from staking, net	$11,501

The Company participates in the following revenue generating transactions: staking and restaking activities on the Ethereum blockchain; earned rewards for securing and validating transactions; earned protocol incentives for providing and maintaining TVL on Linea. For the three months ended March 31, 2026, the Company earned total staking rewards of $11,501, of which $806 relates to liquid staking rewards received upon redemption of 15,182 LsETH, rebates earned of $228, $753 in protocol incentives, and $10,117 of rewards received from native staking, net of cash paid for staking fees $(403).

Management has evaluated the nature of rewards received from liquid and restaking activities in accordance with the guidance in ASC 610-20 and 606-10-50-4 Revenue from Contracts with Customers. Management applies the noncash consideration guidance in ASC 606-10-32-21 and measures the revenue at the fair value of ETH at contract inception. While included within the same line item, management has disclosed separately the amount of revenue attributable to liquid staking and liquid restaking versus native staking, and evaluated the associated risks and timing of reward recognition.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following is a summary of crypto assets staked (in units) as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Unstaked ETH	378	55,582
Native staked ETH	588,927	584,443
Total LsETH	189,327	204,409
Total weETH	66,102	-
Total crypto assets	844,734	844,434

The following is a summary of total rewards earned from staking activities (in units) for the three months ended March 31, 2026:

March 31, 2026
Native staked ETH	4,201
Redeemed liquid staked ETH	283
Total staking rewards	4,484

The following is a summary of accounts receivable from rebates and incentive rewards earned but not yet received as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Rebates receivable in LsETH	$70	$106
Protocol incentive receivables in ETH	92	-
Protocol incentive receivables in weETH	122	-
Accounts receivable from rebate and protocol incentive rewards	$284	$106

For the three months ended March 31, 2025, the Company did not have any native, liquid staking or restaking activities.

Affiliate Marketing

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

For the three months ended March 31, 2026 and 2025, the Company has recognized its revenue at a point in time.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognizes unbilled revenue when revenue is recognized prior to invoicing.

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

The Company did not have any major customers for the period ended March 31, 2026 or December 31, 2025.

Note 5 – Additional Balance Sheet Information

Accounts payable and accrued expenses

On December 15, 2025, the Company effected the separation of its former Co-Chief Executive Officer and entered into a severance agreement providing for cash payments to be made in installments beginning January 7, 2026 through December 15, 2026 and the acceleration of unvested RSUs (See Note 8 - Stock Compensation). As of March 31, 2026 and December 31, 2025, the Company recorded an accrued severance liability of $981 and $2,125, respectively, which was included in accounts payable and accrued expenses on the condensed consolidated balance sheets. As of December 31, 2025, also included in accounts payable and accrued expenses were cash bonuses of $3,183 and $5,040 of equity bonuses to be settled in Common Stock.

The cash bonuses were paid on February 5, 2026. For the three months ended March 31, 2026, the Company net share settled the accrued bonuses by issuing an aggregate of 490,273 shares of Common Stock to the employees and withholding a total of 351,404 shares of Common Stock for tax withholding purposes. For the three months ended March 31, 2026, the Company paid the relevant taxing authorities $2,896 related to issuances of shares of vested restricted stock (see Note 8 - Stock Compensation).

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 shares of undesignated preferred stock authorized, par value of $0.0001. There is no undesignated preferred stock issued or outstanding as of March 31, 2026 and December 31, 2025.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

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

At-The-Market (“ATM”) Offerings

On May 2, 2024, Company entered into an ATM Sales Agreement (the “May 2024 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which the Company may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of the Company’s Common Stock, having an aggregate offering price of up to $1,700, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the May 2024 ATM Sales Agreement. On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number of shares of Common Stock having an aggregate offering price of up to $1,800.

On May 30, 2025, the Company entered into a second ATM Sales Agreement (the “May 2025 ATM Sales Agreement”) with A.G.P. relating to the sale of shares of the Company’s Common Stock from time to time, having an aggregate offering price of up to $1,000,000 (the “ATM Offering”).

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

On July 17, 2025, the Company entered into a forward sales agreement to permit the forward sale of shares of the Company’s Common Stock to A.G.P. The forward sales agreement was outstanding for one week and was settled with the purchase of 6,800,000 shares for $201,100. The Company accounted for the forward sales agreement as an equity instrument as the agreement required for physical settlement in shares of the Company’s Common Stock and did not require or permit net cash settlement. Accordingly, the contract was recorded in equity, and no gains or losses were recognized in earnings during the period. Upon settlement of the forward sales agreement, the proceeds were recorded as an increase to Common Stock and additional paid in capital as part of the ATM Offering.

On August 19, 2025, the Company entered into an Amended and Restated Sales Agreement (“Amended and Restated Sales Agreement”) (which amended and restated the May 2025 ATM Sales Agreement) to add additional sales agents to the ATM Offering and to make certain conforming changes.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

As of March 31, 2026, the Company has raised total gross proceeds of $2,147,073 from sales of shares under the Amended and Restated May 2025 ATM Sales Agreement. The proceeds were used to further the Company’s ETH Treasury Management strategy as well as provide for working capital.

Equity Offerings

$4.5 Million Offering

On May 20, 2025, the Company entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) for an offering of 34,000 shares of Common Stock and pre-funded warrants to purchase up to 1,496,612 shares of Common Stock. The shares were offered at an offering price of $2.94 per share. The gross proceeds from the May 20, 2025 Purchase Agreement, before deducting the placement agent fees and offering expenses, were approximately $4,500. See Note 7 – Warrants.

The issuance of shares and pre-funded warrants were recorded at the offering price within equity in accordance with ASC 505, Equity. Any amounts in excess of the par value of the shares were recorded in additional paid-in capital.

$425 Million Offering

On May 26, 2025, the Company entered into a securities purchase agreement for a private placement in public equity (“PIPE”), offering (the “May 2025 PIPE Offering”) an aggregate of (i) 58,699,760 shares of Common Stock of the Company at an offering price of $6.15 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 10,400,553 shares of Common Stock at an offering price of $6.1499 per pre-funded warrant. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, are immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the May 2025 PIPE Offering are exercised in full. The gross proceeds from the May 2025 PIPE Offering, before deducting the placement agents fees and offering expenses, were approximately $425,000 funded in a combination of cash and Ether. On June 2, 2025, Sharplink launched its treasury reserve strategy with the commencement of its purchasing of ETH, serving as the Company’s primary treasury reserve asset. Consensys acted as the lead investor in the May 2025 PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. The Company also implemented native and liquid staking activities in the second quarter of 2025 to earn staking rewards from the Company’s digital assets held. See Note 3 – Digital Asset Holdings, Note 7 – Warrants and Note 12 - Related Parties.

$200 Million Offering

On August 6, 2025, the Company entered into a securities purchase agreement (the “August 2025 Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August 2025 Offering”) an aggregate of 10,256,411 shares of the Company’s Common Stock. The price per share was $19.50, and the gross proceeds from the August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200,000. In addition, on August 6, 2025, the Company entered into a placement agency agreement (the “August 2025 Placement Agency Agreement”) with A.G.P., as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“SocGen,” and together with AGP, the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August 2025 Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August Offering. The August 2025 Offering closed on August 8, 2025.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

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

$76.5 Million Offering

On October 15, 2025, the Company entered into a securities purchase agreement (the “October 2025 Purchase Agreement”) with an institutional investor to sell in a registered direct offering (the “October 2025 Offering”) an aggregate of 4,500,000 shares of the Company’s Common Stock (the “October 2025 Shares”). The price per October 2025 Shares was $17.00, and the gross proceeds from the October 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $76,500. The Company used the net proceeds received from the October 2025 Offering to acquire ETH as well as for general working capital purposes. Under the October 2025 Purchase Agreement, the Company also granted the investor 90-day premium purchase contracts, which expired on January 15, 2026, to purchase up to an additional 4,500,000 shares of Common Stock at an exercise price of $17.50 (the “Premium Purchase Contract” and the shares of Common Stock issuable upon exercise of the Premium Purchase Contracts, the “Premium Purchase Shares”). The Premium Purchase Contract was classified as an equity instrument, valued at $8,586 and recorded in additional paid in capital. The remaining $67,914 of the $76,500 proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 7 - Warrants. The premium purchase contracts were not executed prior to the January 15, 2026 expiration date.

Share Repurchase Program

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1,500,000 of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately negotiated transactions, or otherwise in accordance with applicable federal securities laws. The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock, and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors.

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

During the year ended December 31, 2025, the Company repurchased 1,938,450 shares of its Common Stock for $31,692. All repurchased shares are recorded as treasury stock. For the three months ended March 31, 2026, the Company did not repurchase any shares of its Common Stock.

Common Stock

On July 24, 2025, the Company held a special meeting of the stockholders and received approval for two proposals: (i) the adoption of the Company’s Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock of the Company from 100,000,000 to 500,000,000; and (ii) the adoption of the Company’s Amended and Restated 2023 Equity Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 8,000,000 to 8,034,166 shares.

On September 25, 2025, the Company held a special meeting of stockholders and received approval for an amendment to the Company’s Certificate of Incorporation to increase the number of authorized and outstanding Common Stock from 500,000,000 to 2,500,000,000. The amendment was effective on September 25, 2025. The increase in authorized shares provides additional flexibility to support the Inducement Award Plan (as defined below), among other initiatives.

Tokenization of Stock

On September 24, 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC with the intent to tokenize the Company’s Common Stock on the Ethereum blockchain. As of the date of this filing, the Company has not tokenized any of its common stock.

Note 7 – Warrants

Following is a summary of the Company’s warrant activity for the three months ended March 31, 2026 and 2025:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2025	22,616,449	$5.48	3.54
Exercised	-	-	-
Issued	-	-	-
Expired	(4,500,000)	17.50	-
Outstanding as of March 31, 2026	18,116,449	$2.49	4.16

The Company issued a Premium Purchase Contract (“PPC”) to an institutional investor for the right to purchase up to 4,500,000 shares of Common Stock in conjunction with the October 2025 Offering. The PPC was economically equivalent to a warrant and had an exercise price of $17.50 per share of Common Stock. The PPC expired on January 15, 2026 and was not exercised.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

As of March 31, 2026, our total issued and outstanding warrants include 11,897,165 prefunded warrants of which 6,434,213 are held by the Company’s Chairman of the Board and 5,462,952 are held by Consensys, a related party. The prefunded warrants have an exercise price of $0.0001 and expire in May 2030 and were issued as part of the Equity Offerings discussed in Note 6 – Equity. Further, Consensys also holds 3,455,019 warrants to purchase the Company’s Common Stock with exercise prices ranging from $6.1500 - $7.995 and expire in May 2030 that were issued in connection with a Strategic Advisory Agreement entered into May 2025. See Note 15 - Subsequent Events for the exercise of pre-funded warrants in April 2026. The pre-funded warrants met the criteria for classification within stockholders’ equity as permanent equity, with no subsequent remeasurement required.

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	50,569	$1.07	7.71
Exercised	(25,000)	-	-
Issued	-	-	-
Expired	-	-	-
Outstanding as of March 31, 2025	25,569	$2.12	8.74

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

In August 2025, the Company granted 443,385 restricted stock units to the newly appointed Co-CEO with 147,795 performance based awards and 295,590 service based awards, under the Inducement Award Plan (see Restricted Stock Units - Performance Based below).

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans. The Company has the following equity plans: Sharplink Ltd. 2021 Equity Incentive Plan and Sharplink, Inc. 2023 Equity Incentive Plan

The Company did not grant any stock options for the three months ended March 31, 2026 and 2025, respectively. The Company recognized stock compensation expense for stock options of $1 and $36 for the three months ended March 31, 2026 and 2025.

The summary of activity under the plans as of March 31, 2026, and change for the three months ended March 31, 2026, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Shares of	exercise	contractual	intrinsic
	Common Stock	price	term	value
Outstanding as of December 31, 2025	$8,906	$91.56	$2.5	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,760)	-
Outstanding as of March 31, 2026	3,146	122.88	6.4	-
Exercisable as of March 31, 2026	$3,146	$122.88	$6.4	$-

The summary of activity under the plans as of March 31, 2025, and change for the three months ended March 31, 2025, is as follows:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Shares of	exercise	contractual	intrinsic
	Common Stock	price	term	value
Outstanding as of December 31, 2024	9,022	$91.08	7.6	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of March 31, 2025	9,022	$91.06	7.4	$-
Exercisable as of March 31, 2025	6,924	$96.28	7.4	$-

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Restricted Stock Units- Service Based

The Company’s Compensation Committee recommended to the Board and the Board approved the granting of certain restricted stock units (“RSUs”) to employees and the Board that vest over the passage of time. The Company recognized stock compensation expense for service based RSU awards of $2,934 and $33 for the three months ended March 31, 2026 and 2025, respectively.

The following is a summary of service based RSU activity for the three months ended March 31, 2026:

		Weighted
	Number of	Average Grant
	RSU Shares	Date Fair Value
Outstanding as of December 31, 2025	1,594,205	$14.26
Granted	632,932	10.36
Cancelled	(78,120)	19.27
Vested	(830,658)	15.33
Outstanding and unvested as of March 31, 2026	1,318,359	$17.78

The total unrecognized compensation cost related to unvested service based RSUs as of March 31, 2026 was $18,410. For the three months ended March 31, 2026, the grant date fair value of the vested and issued restricted stock was $12,731.

The following is a summary of RSU activity for the three months ended March 31, 2025:

Weighted
	Number of	Average Grant
	RSU Shares	Date Fair Value
Outstanding as of December 31, 2024	12,501	$7.74
Granted	-	-
Cancelled	-	-
Vested	-	-
Outstanding and unvested as of March 31, 2025	12,501	$7.74

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Restricted Stock Units- Performance Based

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the design of performance based restricted stock units (“Performance RSU”) for certain executive officers. The awards are intended to vest based on the achievement of specified financial and operational performance metrics over a three-year performance period, subject to continued service through the end of the performance period. The Company recognizes the stock-based compensation expense in connection with the Performance RSUs when they are granted or at the service inception date if the service inception date precedes the grant date. As of March 31, 2026, a grant date had not yet been established for 89,029 Performance RSUs because certain performance conditions and award parameters remained subject to the final determination by the Compensation Committee. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. In the period in which the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. For the three months ended March 31, 2026, the Company recognized $66 in stock compensation expense. Unamortized stock compensation expense of $618 will be recognized through 2028 for 89,029 unvested options.

Net Share Settlement of Restricted Stock Units

Upon vesting of certain restricted stock units, the Company withholds a portion of the shares otherwise issuable to satisfy the employees’ statutory tax withholding obligation. As a result, the number of shares ultimately issued is less than the number of restricted stock units vested. During the period ended March 31, 2026, RSUs representing 830,658 shares vested on a gross basis, of which 351,404 shares were withheld to satisfy tax withholding obligations, resulting in 479,254 net shares issued to employees, executives and our former CEO. The shares withheld are treated as a repurchase of Common Stock and recorded as a reduction of $(2,896).

Note 9 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the three months ended March 31, 2026 was 0.17% primarily due to the full valuation allowance for the Company’s deferred tax assets as of March 31, 2026, as well as the current tax expense of $(1,183) for the period ended March 31, 2026. The Company has NOLs available to offset a portion of the current year taxable income, subject to certain limitations. At each reporting period, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. On March 31, 2026, management has determined that there is not sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Note 10 - Commitments and Contingencies

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The Company has entered into certain capital markets arrangements in connection with its Amended and Restated May 2025 ATM Sales Agreement (see Note 7-Equity) that include broker compensation provisions contingent upon future sales activity. Certain of these arrangements provide for a minimum broker fee over a specified period, which would be payable only in the event that aggregate fees generated under the ATM Offering do not meet the specified minimum threshold over a one-year period ending August 2026. The Company’s obligation, if any, under such provisions is contingent upon future ATM sales activity, which is discretionary and subject to prevailing market conditions, including volatility in the Company’s stock price and digital asset markets. As of March 31, 2026 and December 31, 2025, management concluded that it is not probable that the Company will incur a minimum broker fee shortfall. Accordingly, no liability has been accrued related to these arrangements.

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

The Company’s crypto assets are subject to fair value volatility. Changes in market prices directly affect the carrying value of crypto assets measured at fair value and may result in unrealized gains or losses. For crypto assets measured at cost less impairment, declines in observable market prices may result in impairment charges. The Company recognized a net fair value unrealized loss of ($506,664) and an impairment loss on its LsETH and weETH of $191,670 for the three months ended March 31, 2026, reflecting the decline in ETH prices during the period. Further, for the three months ended March 31, 2026, we recognized realizes losses and unrealized losses related to rebates and incentives received in the form of digital assets of $210 and $18, respectively.

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

The Company also deploys ETH using decentralized finance and liquid-style protocols. All trading and investment activity involves risk, which is heightened in the case of decentralized finance due to the irrevocable nature of blockchain transactions and the possibility of errors in smart contracts. These risks may affect the recoverability, valuation, or liquidity of crypto assets. Smart-contract vulnerabilities, protocol failures, or validator-level issues could result in partial or total loss of staked or deployed assets. The Company evaluates these risks when determining fair value hierarchy levels, impairment indicators, and whether any restrictions on use or withdrawal require separate disclosure.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

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

Loan Agreement

On November 26, 2025, the Company entered into a Master Lender Agreement (“Master Lender Agreement”) with FalconX Charlie Inc. (“FalconX”), whereas the Company may borrow U.S. dollars or specified digital assets under individually negotiated term sheets. Borrowings under the Master Lender Agreement are secured by collateral in the form of U.S. dollars, digital assets or eligible securities and are subject to initial collateral ratio and ongoing margin maintenance requirements. There is no defined minimum or maximum loan amount and FalconX has no obligation to approve a lending request. A monthly Loan Fee is calculated by the Lender and agreed on between FalconX and the Company. The Master Lender Agreement also contains normal representations and warranties and includes provisions on hard forks and a termination event tied to specific valuation thresholds. The Master Lender Agreement remains in effect until terminated by either party, provided any outstanding borrowings are repaid in full. There were no borrowings under the Master Lender Agreement for the three months ended March 31, 2026.

Note 11 – Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to Common Stockholders by the weighted-average number of Common Stock outstanding during the period excluding the effects of any potentially dilutive securities. As of March 31, 2026, the Company has issued and outstanding prefunded warrants that are exercisable at a nominal price and exercisable at any time by the holder (see Note 7 - Warrants). As such, the prefunded warrants have been determined to be equivalent to Common Stock and included in basic weighted-average Common Stock outstanding. As of March 31, 2025, there were no issued and outstanding prefunded warrants.

Diluted net loss per share is computed similarly to basic loss per share, except that the denominator is increased to include the number of additional Common Stock that would have been outstanding if potential shares of Common Stock had been issued if such additional Common Stock were dilutive.

As the Company had net loss from operations for the three months ended March 31, 2026 and a net loss from both continuing and discontinued operations for the three months ended March 31, 2025, the following presents anti-dilutive securities excluded from basic and diluted net loss per share calculated on the statement of operations as their inclusion would have been anti-dilutive.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Anti-Dilutive:
Warrants	6,219,284	25,568
Stock options	3,146	6,924
Series A-1 preferred stock	-	601
Series B preferred stock	-	1,040
Unvested restricted stock Units	1,318,359	12,501
Total Anti-dilutive	7,540,789	46,634

Note 12 – Related Parties

Warrants Issued and Outstanding

See Note 7 - Warrants for warrants issued and outstanding held by the Company’s Chairman of the Board, who is also the CEO of Consensys, and warrants issued and outstanding held by Consensys, both considered to be related parties.

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

As a result, the Company operates two reportable segments under ASC 280, Segment Reporting, ETH Treasury Management and Affiliate Marketing.

ETH Treasury Management

In June 2025, the Company launched an ETH-centered treasury strategy and established ETH Treasury Management as a dedicated operating segment, delivering recurring, yield-based revenue and returns. The staking revenues are derived from the rewards the Company earns by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. The Company delegates ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance. Our ETH Treasury Management segment includes both native and liquid staking and restaking activities. In addition to the staking and restaking activities, the ETH Treasury Management segment receives monthly protocol incentives from Ether.fi, Linea, and Eigen Cloud under the SPA in exchange for providing and maintaining TVL on Linea. Total ETH Treasury Management net loss from continuing operations before income taxes was $(684,331) for the three months ended March 31, 2026.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

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

Total Affiliate Marketing net loss from continuing operations before income taxes was $(47) for the three months ended March 31, 2026 and $(914) for the period ended March 31, 2025.

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment as of the period ended March 31, 2026:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$16,334	$541	$16,875
Crypto assets at fair value	1,239,140	-	1,239,140
Crypto assets at cost	486,852	-	486,852
Other assets	985	186	1,171
Total consolidated assets	$1,743,311	$727	$1,744,038

The following table presents significant segment revenues and expenses regularly provided to and reviewed by the CODM for each operating segment for the three months ended March 31, 2026:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from staking, net	$11,501	$-	$11,501
Revenue from affiliate marketing	-	557	557
Total revenue	11,501	557	12,058

Gains and (losses) from operations
Realized gain on crypto assets, net	12,005	-	12,005
Unrealized loss on crypto assets at fair value, net	(506,664)	-	(506,664)
Total losses from operations	(494,659)	-	(494,659)

Less:
Cost of revenues	-	432	432
Salaries and benefits	2,429	141	2,570
Stock-based compensation	3,001	-	3,001
Bank fees	327	-	327
Asset manager fees	1,254	-	1,254
Accounting and Legal expenses	1,251	-	1,251
Impairment of crypto assets at cost	191,670	-	191,670
Other segment expenses (1)	1,241	31	1,272
Segment net loss from continuing operations before income taxes	$(684,331)	$(47)	$(684,378)

(1)	- other segment items included in Segment net loss include: consulting and compliance fees, general and administrative, insurance, other income and expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment for the year ended December 31, 2025:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$28,021	$518	$28,539
USDC stablecoin	1,882	-	1,882
Crypto assets at fair value	1,899,683	-	1,899,683
Crypto assets at cost	500,912	-	500,912
Other assets	650	100	750
Total consolidated assets	$2,431,148	$618	$2,431,766

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for each operating segment for the three months ended March 31, 2025:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from affiliate marketing	$-	$742	$742
Total revenue	-	742	742

Gains and (losses) from operations	-	-	-
Realized gain on crypto assets, net	-	-	-
Total losses from operations	-	-	-

Less:
Cost of revenues	-	610	610
Salaries and benefits	-	303	303
Contractors and consulting expense	-	71	71
Marketing expenses	-	20	20
Other segment expenses (1)	-	652	652
Segment net loss from continuing operations before income taxes	$-	$(914)	$(914)

(1)	- other segment items included in Segment net loss include: stock-based compensation, professional fees, general and administrative, insurance, other income and expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Revenue by Geographic Location

Summarized revenues by country in which the Company operated for the three months ended March 31, 2026 and 2025 are shown below. All ETH Treasury Management revenue occurred within the United States.

For the three months ended March 31, 2026:

United States	$11,559
Rest of the World	499
Revenue	$12,058

For the three months ended March 31, 2025:

United States	$231
Rest of the World	511
Revenue	$742

The Company does not have material assets in foreign jurisdictions.

Note 14 – Discontinued Operations

In accordance with ASC 205-20, Presentation of Financial Statements: Discontinued Operations (“ASC 205-20”), a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major impact on an entity’s operations and financial results when the components of an entity meet the criteria in paragraph 205-20-45-10. In the period in which the component meets the held-for-sale or discontinued operations criteria, the major assets, other assets, current liabilities and non-current liabilities shall be reported as a component of total assets and liabilities separate from those balances of the continuing operations. At the same time, the results of all discontinued operations, less applicable income taxes (benefit), shall be reported as components of net income (loss) separate from the income (loss) of continuing operations.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Sale of MTS

The Company negotiated a Share and Asset Purchase Agreement which was closed on December 31, 2022. The majority of the assets of the primary reporting unit within MTS were sold. Accordingly, the assets and liabilities of the MTS business were separately reported as assets and liabilities from discontinued operations as of December 31, 2025. For the three months ended March 31, 2025, the results of operations and cash flows of MTS are separately reported as discontinued operations. As of March 31, 2026, the Company did not have significant assets and liabilities related to discontinued operations or significant results of operations or cash flows for the three months ended March 31, 2026. Therefore, the disclosures on discontinued operations is only relevant as of and for the three months ended March 31, 2025.

Summary Reconciliation of Discontinued Operations

March 31, 2025

Revenues	$-

Cost of Revenues	(9)

Gross Profit	9

Operating Expenses
Selling, general, and administrative expenses	69

Operating Loss	(60)

Other income	3
Total other income	3

Loss before income taxes	(57)

Income tax expense	1

Loss from discontinued operations, net	$(58)

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table presents a reconciliation of the carrying amounts of major classes of assets and liabilities of the Company classified as discontinued operations as of December 31, 2025:

December 31, 2025
Carrying amounts of major classes of assets included as part of discontinued operations:

Current assets
Cash	$37
Prepaid expenses and other current assets	145
Total current assets	$182

December 31, 2025
Carrying amounts of major classes of liability included as part of discontinued operations:

Current Liabilities
Accounts payable and accrued expenses	$1
Total current liabilities	$1

Note 15 – Subsequent Events

Pre-Funded Warrant Exercises

On April 14, 2026, the Company issued 5,462,952 shares of its Common Stock upon the exercise of 5,462,952 pre-funded common stock warrants with an exercise price of $0.0001, which were held by Consensys.

On April 15, 2026, the Company issued 6,354,213 shares of its Common Stock upon exercise of 6,354,213 pre-funded common stock warrants with an exercise price of $0.0001, which were held by our chairman of our Board.

Termination of Asset Manager Agreements

On April 3, 2026, the Company entered into a mutual termination agreement with its two external asset managers, ParaFi Capital LP and Galaxy Digital Capital Management LP (the “Termination Agreements”). Pursuant to the Termination Agreements, each asset management agreement that was previously entered into on May 30, 2025 (the “Asset Management Agreements”) will be terminated effective May 31, 2026.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Neither the Company nor the asset managers have any remaining or future obligations or commitments to the other party under the Asset Management Agreements other than those amounts pursuant to the Termination Agreements. Further, the Company is not required to pay any termination fees or penalties in connection with the mutual termination of the Asset Management Agreements.

Chief Accounting Officer

On May 6, 2026, the Board appointed Dana Perez, 48, the former Senior Vice President of Accounting as the Chief Accounting Officer, effective March 1, 2026. Ms. Perez has served as the Company’s Senior Vice President of Accounting since September 15, 2025.

The foregoing description is qualified in its entirety by reference to the full text of the employment letter, which will be filed in the Company’s Form 10-Q for the quarter ended June 30, 2026.

Ms. Perez is a Florida-licensed Certified Public Accountant with over 25 years of experience in SEC compliance and reporting, audit management, technical accounting, and financial statement preparation. Since 2020, she has served as the principal of Eschenburg Perez CPA, LLC, a financial consulting firm providing fractional CFO and controller services to public and private companies. Concurrently, she has served as Chief Financial Officer of Jupiter Neurosciences, Inc. (June 2021 to December 2022), MGO Global, Inc. (January 2024 to February 2025), and as Interim Chief Financial Officer of Capstone Companies, Inc. (January 2023 to present). From 2013 to 2021, Ms. Perez served as Chief Financial Officer of Adopt-A-Family of the Palm Beaches, Inc. Earlier in her career, she served as Manager, National Office of Risk Management, and Audit Manager at RSM US LLP. Ms. Perez holds a Master of Science in Accountancy and a Bachelor of Science in Accountancy from the University of North Carolina at Wilmington and is a member of the American Institute of Certified Public Accountants.

There are no family relationships between Ms. Perez and any director or other executive officer, nor are there any transactions to which the Company was or is a participant and in which Ms. Perez has a material interest subject to disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Ms. Perez and any other persons pursuant to which she was selected as an officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning our strategy, competition, future operations, future financial position, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as amended, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

Industry and Market Data

We are responsible for all information contained in this Quarterly Report on Form 10-Q. In some cases, we have relied on market and industry data from third-party sources we believe to be reliable. These market estimates combine independent industry publications with our own assumptions about the Ethereum industry and broader market. Although we are not aware of any material inaccuracies in this data, it involves risks, uncertainties, and is subject to change based on various factors and these factors may be outside of the control of the Company. These factors include those discussed under “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

This section discusses the key factors that have shaped the financial condition, results of operations, liquidity and capital resources of Sharplink, Inc. and its wholly owned subsidiaries (collectively, “Sharplink,” the “Company,” “we,” “our,” or “us”). You should read this discussion together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission on March 9, 2026.

As noted under “Cautionary Note Regarding Forward-Looking Statements,” this discussion includes forward-looking statements that involve risks, uncertainties, and assumptions. Actual results could differ materially from those expressed or implied by these statements.

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to” “Sharplink,” “Sharplink US,” “our Company,” “we,” “our,” and “us” refer to Sharplink, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Business Overview

Headquartered in Miami, Florida, Sharplink, a Delaware corporation, undertook a significant strategic shift in June 2025 by becoming one of the world’s largest publicly traded companies to adopt Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align our corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company also operates an online affiliate marketing company that delivers unique fan activation solutions to its sportsbook and online casino gaming partners.

In tandem with this transformation, Sharplink has streamlined its operations around two distinct reportable segments:

1) ETH Treasury Management. We seek to benefit from our ETH accumulation strategy through (i) potential ETH price appreciation and (ii) yield and other returns generated from staking and related treasury activities. Through our qualified custodians, we participate in native staking by delegating ETH to third-party validators in Ethereum’s proof-of-stake (“PoS”) network, earning protocol-level rewards. We also participate in liquid staking and restaking arrangements, whereby ETH is deployed into third-party protocols in exchange for liquid staking tokens (“LSTs”) and liquid restaking tokens (“LRTs”), such as LsETH and weETH. In addition, we generate incentive-based revenue from third-party arrangements tied to maintaining total value locked (“TVL”) within certain blockchain ecosystems. Our staking infrastructure and custody arrangements are designed to meet the governance, security and control standards expected of a public company.

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

Our decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s unparalleled programmability, security and active developer ecosystem position it as a foundational layer for decentralized finance and Web3 applications. With Ethereum’s proof-of-stake consensus mechanism and the growth of highly scalable Layer 2 networks, ETH has evolved into a yield-bearing, productive crypto asset with increasing institutional adoption and intrinsic network value. We view ETH as a digital asset trust commodity, offering the potential for long-term appreciation and yield generation as more stablecoins and tokenized real-world assets leverage the Ethereum ecosystem.

A key strategy of our ETH Treasury Management strategy is to raise capital to be used to increase our ETH holdings and generate yield opportunities in a manner which is accretive to shareholders. This can come in the form of equity, equity-linked debt, debt of any kind or any other contract or arrangement intended to fund the purchase of ETH, whether or not such financing is formally classified as debt or equity or other forms of offerings or arrangements (“Financings”), designed to maximize stockholder exposure to ETH within a prudent risk management framework. We also maintain the flexibility to buy back stock when it is accretive to stockholders. We have not set a specific target for the maximum amount of ETH we seek to hold.

We diligently track and routinely report key performance indicators (“KPIs”) designed to offer investors transparency and insight into the execution and effectiveness of our ETH Treasury Management strategies. Among these metrics, our ETH concentration (“ETH Concentration”), and growing it over time, has emerged as a central performance benchmark metric by which we gauge our progress. ETH Concentration or ETH per Share, which is calculated by dividing our total ETH holdings by every 1,000 Assumed Diluted Shares outstanding, reflects both the scale of our ETH accumulation efforts and the capital efficiency of our treasury operations. By prioritizing this metric, we underscore our commitment to driving long-term shareholder value, rather than short-term fluctuations in asset prices or market capitalization.

Assumed Diluted Shares Outstanding (as defined below) represents the sum of (i) our actual shares of common stock, par value $0.0001 per share (the “Common Stock”) issued and outstanding as of the end of each reporting period, plus (ii) the additional shares that would be issued upon the assumed exercise or settlement of all outstanding warrants, pre-funded warrants, stock option awards, and restricted stock units (“Assumed Diluted Shares Outstanding”). Assumed Diluted Shares Outstanding is not calculated using the treasury stock method. It does not account for equity award vesting conditions, stock option exercise prices, or contractual restrictions limiting the convertibility of debt instruments. Additionally, it excludes any assumed share repurchases that would ordinarily be considered under the treasury stock method.

We currently generate yield on our ETH holdings through native staking and liquid staking and restaking arrangements, which include participation in protocols that issue liquid staking tokens (“LSTs”) such as LsETH and liquid restaking tokens (“LRTs”) such as weETH. In native staking, our ETH is deposited into the Ethereum smart contract while withdrawal credentials remain controlled by our custodian, and the underlying ETH is not derecognized. Rewards earned from native staking are recognized as revenue as earned.

In liquid staking and restaking arrangements, we deposit ETH into third-party protocols and receive LsETH or weETH, respectively, which are redeemable receipt tokens representing a claim on the underlying staked ETH and related rewards. Upon staking ETH through the liquid staking and restaking protocols, the ETH is derecognized and the LsETH and weETH token received concurrently are then recognized. Any gain or loss on the staking transaction is recognized based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH and weETH received; and included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. The LsETH or weETH received is recognized as an indefinite-lived intangible asset accounted for at cost less impairment.

These receipt tokens may increase in value over time due to protocol-based reward mechanisms reflected in changes in exchange rates relative to ETH; however, such increases do not represent revenue and are not recognized in our financial statements until realized through redemption or sale. Revenue is also recognized for incentives earned from third-party arrangements, which are accounted for separately under applicable revenue recognition guidance.

Importantly, our ETH Treasury Management strategy is complemented by our active participation in the Ethereum ecosystem. We are a founding member of the Linea Consortium, along with Consensys, see Note 12 - Related Parties, a leading governance body supporting the development of Ethereum’s most aligned Layer 2 blockchain network. Our participation in the consortium enables us to help steer capital allocation toward high-impact infrastructure, public goods and innovation pipelines that are intended to strengthen the long-term utility and defensibility of the Ethereum network, reinforcing the intrinsic value of our own ETH treasury assets.

Continuing Operations –

ETH Treasury Management

In June 2025, we formally launched our ETH-centered treasury strategy and established staking as a dedicated operating segment, reflecting its role in generating yield-based returns on our digital asset holdings. Our ETH Treasury Management segment includes both native staking and liquid staking and restaking activities.

Through native staking, we delegate ETH to third-party validators that participate in the Ethereum network’s proof-of-stake consensus mechanism. In return, we earn protocol-level rewards in ETH, which are recognized as revenue as earned and are generally based on the amount of ETH staked and overall network activity.

We also participate in liquid staking and restaking arrangements, whereby we deposit ETH into third-party protocols and receive liquid staking tokens (“LSTs”), such as LsETH, and liquid restaking tokens (“LRTs”), such as weETH. These tokens represent a redeemable claim on the underlying staked ETH and are accounted for as indefinite-lived intangible assets measured at cost less impairment.

In addition to staking and restaking rewards, we earn incentive-based revenue from third-party arrangements related to maintaining TVL within certain blockchain ecosystems. These incentives are typically paid in digital assets and are recognized as revenue in accordance with applicable revenue recognition guidance. Changes in the value of LSTs and LRTs arising from protocol-based reward mechanisms are reflected in exchange rate movements relative to ETH and do not constitute revenue until realized through redemption or sale.

Since initiating our ETH Treasury Management operations in June of 2025, we have accumulated approximately 872,984 in total ETH holdings, comprised of 590,823 in native ETH and 209,789 and 72,372 ETH on an as if redeemed basis from LsETH and weETH, respectively, as of May 4, 2026. The ETH holdings were derived through purchases of ETH, receipts of ETH from investors and ETH rewards. For the three months ended March 31, 2026, revenues generated from native staking rewards totaled $10,467. These native staking rewards represent the ETH-based rewards accumulated through the delegation of ETH to staking validators, which we expect to scale materially in future quarters in correlation with growth in our treasury balance and broader ETH market performance. The foregoing revenue does not include staking rewards generated from our LsETH or weETH holdings. These receipt tokens increase in value over time due to protocol-based reward mechanisms reflected in changes in exchange rates relative to ETH; however, such increases do not represent revenue and are not recognized in our financial statements until realized through redemption or sale. See Liquid Staking and Wrapped Ether Protocol disclosure below.

We view our ETH Treasury Management operations as a core strategic pillar and its broader alignment with the Ethereum ecosystem. Our current and future strategy includes pursuing yield and performance through staking and other treasury activities designed to generate yield and other returns, while contributing directly to Ethereum’s decentralization, scalability, and security. Moreover, we believe staking is foundational to a new generation of blockchain-native capital structures that enable corporations to earn yield without relying on traditional debt instruments, equities, or centralized intermediaries. Our staking and treasury efforts are focused on maximizing risk-adjusted yield, managing operational and market risks, and ensuring our operations meet institutional standards for transparency, efficiency and governance.

On December 20, 2025, the Company executed the definitive agreement providing for allocation of at least $200 million in ETH for deployment on Linea over the following six months in a risk-managed manner over a multi-year commitment period. The Company expects to leverage Linea’s institutional-grade infrastructure to optimize onchain yield to capture differentiated ETH denominated returns. This differentiated yield is expected to combine native ETH yield, restaking rewards from securing EigenCloud Autonomous Verifiable Services (AVSs), and direct Linea and ether.fi protocol incentives, all within a compliant Layer 2 infrastructure. Consensys will not receive any fees or commission on the Company’s deployment of ETH on Linea. As of March 17, 2026, the Company had completed deployment of $200 million of ETH assets to Linea, converting 71,726 ETH into 66,102 units of weETH in connection with the deployment.

Liquid Staking Protocol

As part of our ETH Treasury Management strategy, we participate in liquid staking through the Liquid Collective protocol, a decentralized, enterprise-focused liquid staking network that enables participants to stake ETH through a set of approved node operators while maintaining liquidity via a transferable receipt token. In a liquid staking arrangement, we transfer ETH to the protocol and receive LsETH, a fungible ERC-20 receipt token, that represents a proportional interest in the protocol’s pool of staked ETH. LsETH is accounted for as an indefinite-lived intangible asset under ASC 350-30, and recorded at cost, less any impairment losses.

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

As of March 31, 2026, we held 189,327 LsETH tokens. The following table presents a roll-forward of our LsETH holdings, including relevant details related to LsETH purchases, redemptions and impairment losses within the periods presented.

in thousands, except number of LsETH and price of LsETH	Source of capital used to purchase LsETH	LsETH original cost basis	LsETH impairment losses	LsETH carrying value	Number of LsETH held	Approx. average purchase price per LsETH	Weighted Average LsETH Conversion Rate at Acquisition	LsETH Conversion Rate at End of Period
Balance at December 31, 2025		$624,659	$(140,208)	$500,912	$204,409	$3,056
LsETH acquisitions	(a)	257		257	100	2,566	1.101622031	1.1058168385
LsETH redemptions		(46,414)		(28,671)	(15,182)	n/a
LsETH impairment losses			(114,944)	(114,944)	-	n/a
Balance as of March 31, 2026		$578,502	$(255,152)	$357,554	$189,327	$3,056

(a) Earned through rebates offered by protocol provider.

The following table shows the number of LsETH held at the end this period, as well as market value calculations of our LsETH holdings based on the lowest, highest, and ending market prices of one LsETH on the Coinbase exchange (our principal market):

Period End Date	Number of LsETH Held at End of Quarter	Lowest Market Price of LsETH Held During the Quarter (b)	Market Value of LsETH held using Lowest Market Price (c)	Highest Market Price of LsETH Held During the Quarter (d)	Market Value of LsETH held using Highest Market Price (e)	Market Price of LsETH Held at End of Quarter (f)	Market Value of LsETH Held at End of Quarter (g)
March 31, 2026	$189,327	$1,888	$357,542	$3,630	$687,241	$2,236	$423,301

●	(b) The “Lowest Market Price of LsETH During the Quarter” represents the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
●	(c) The “Market Value of LsETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
●	(d) The “Highest Market Price of LsETH During the Quarter” represents the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
●	(e) The “Market Value of LsETH Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
●	(f) The “Market Price of LsETH at End of Quarter” represents the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter.
●	(g) The “Market Value of LsETH Held at End of Quarter” represents a mathematical calculation consisting of the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.

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

Liquid Restaking Protocol

As noted previously, on December 20, 2025, the Company executed the definitive agreement providing for allocation of at least $200 million in ETH for deployment on Linea over the following six months in a risk-managed manner over a multi-year commitment period. The Company expects to leverage Linea’s institutional-grade infrastructure to optimize onchain yield to capture differentiated ETH denominated returns. This differentiated yield is expected to combine native ETH yield, restaking rewards from securing EigenCloud Autonomous Verifiable Services (AVSs), and direct Linea and Ether.fi protocol incentives, all within a compliant Layer 2 infrastructure. Consensys will not receive any fees or commission on the Company’s deployment of ETH on Linea. Our digital assets, including ETH and weETH, are held in our name by Anchorage Digital Bank N.A., our qualified custodian, on both Ethereum and Linea.

Upon depositing ETH into the ether.fi protocol and minting weETH, we derecognize the ETH transferred and recognize weETH as a new unit of account at its fair value on the mint date. Derecognition reflects the difference between the fair value of weETH received and the carrying amount of the ETH transferred is recognized as a realized gain (loss) on the condensed consolidated statement of operations. Since weETH provides the holder with an enforceable, pro-rata claim on ETH and accumulated rewards held by the ether.fi protocol, weETH fails the scope criterion in ASC 350-60-15-1(b), which requires that a crypto asset not provide the holder with enforceable rights to or claims on underlying goods, services, or other assets. Accordingly, weETH is outside the scope of ASC 350-60 and is accounted for as an indefinite-lived intangible asset under ASC 350-30.

The liquid restaking protocol uses a floating conversion rate, or PCR, between the receipt token and staked tokens, reflecting the value of accrued network rewards, penalties, and fees associated with the staked ETH. The conversion rate between weETH and ETH increases over time as staking rewards accrue to the protocol; no new or additional tokens are received. In addition to the core weETH accretion, we are entitled to monthly incentive payments funded by ether.fi, Linea, and EigenCloud under a SPA, with Consensys acting as program administrator. We have concluded that ether.fi, Linea, and Eigen are each customers under ASC 606, as they provide consideration in exchange for our service of providing and maintaining TVL on Linea, which is an output of our ongoing treasury operations. Consensys is a conduit and is not considered a customer.

We consider each incentive stream as variable (based on month-end TVL metrics and subject to contractual caps) and is paid in a noncash form. We estimate variable consideration using the expected value method and the noncash consideration is measured at fair value at contract inception in accordance with ASC 606-10-32-21; subsequent changes in the fair value of the underlying tokens attributable solely to the form of consideration do not adjust the transaction price. We apply the variable consideration allocation exception in ASC 606-10-32-40, allocating each month’s variable consideration to the distinct monthly service period to which it relates. At each month-end, we recognize a receivable for the incentives earned for that period, measured at the fair value of the tokens to be received. Because settlement occurs in digital assets whose fair value fluctuates between the date the receivable is recognized and the settlement date, we have concluded that the receivable contains an embedded derivative. The embedded derivative is subsequently measured at fair value through earnings until settlement. Upon receipt of the tokens, we reclassify the receivable and embedded derivative to the applicable crypto asset account.

As of March 31, 2026, we held 66,102 weETH tokens. The following table presents a roll-forward of our weETH holdings, including relevant details related to weETH purchases and impairment losses within the periods presented.

in thousands, except number of weETH and price of weETH	Source of capital used to purchase weETH	weETH original cost basis	weETH impairment losses	weETH carrying value	Number of weETH held	Approx. average purchase price per weETH	Weighted Average weETH Conversion Rate at Acquisition	weETH Conversion Rate at End of Period
Balance at December 31, 2025		$-	$-	$-	$-	$-
weETH acquisitions	(a)	206,024		206,024	66,102	3,117	1.086104579	1.0915719777
weETH impairment losses			(76,726)	(76,726)	-	n/a
Balance as of March 31, 2026		$206,024	$(76,726)	$129,298	$66,102	$3,117

(a) Earned through rebates offered by protocol provider.

The following table shows the number of weETH held at the end of this period, as well as market value calculations of our weETH holdings based on the lowest, highest, and ending market prices of one weETH using observable prices across multiple active exchange, utilizing the pricing data aggregator CoinGecko:

Period End Date	Number of weETH Held at End of Quarter	Lowest Market Price of weETH Held During the Quarter (b)	Market Value of weETH held using Lowest Market Price (c)	Highest Market Price of weETH Held During the Quarter (d)	Market Value of weETH held using Highest Market Price (e)	Market Price of weETH Held at End of Quarter (f)	Market Value of weETH Held at End of Quarter (g)
March 31, 2026	$66,102	$1,915	$126,580	$3,678	$243,125	$2,295	$151,705

●	(b) The “Lowest Market Price of weETH During the Quarter” represents the lowest market price for one weETH reported for the respective quarter, without regard to when we purchased any of our weETH.

●	(c) The “Market Value of weETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one weETH reported during the respective quarter multiplied by the number of weETH held by us at the end of the applicable period.
●	(d) The “Highest Market Price of weETH During the Quarter” represents the highest market price for one weETH reported during the respective quarter, without regard to when we purchased any of our weETH.
●	(e) The “Market Value of weETH Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one weETH reported during the respective quarter multiplied by the number of weETH held by us at the end of the applicable period.
●	(f) The “Market Price of weETH at End of Quarter” represents the market price of one weETH at midnight UTC on the last day of the respective quarter.
●	(g) The “Market Value of weETH Held at End of Quarter” represents a mathematical calculation consisting of the market price of one weETH at midnight UTC on the last day of the respective quarter multiplied by the number of weETH held by us at the end of the applicable period.

Regulatory Developments — SEC/CFTC Joint Interpretation on Digital Assets (March 17, 2026)

On March 17, 2026, the SEC and the Commodity Futures Trading Commission (“CFTC”) issued a joint interpretation addressing the application of federal securities and commodities laws to certain digital assets and related transactions. The interpretation is intended to provide market participants with greater clarity regarding the regulatory treatment of digital assets and to support ongoing Congressional efforts to establish a comprehensive digital asset market structure framework.

The joint interpretation introduces a functional taxonomy distinguishing among digital commodities, digital collectibles, digital tools, stablecoins, and digital securities. It further explains how a digital asset that itself is not a security may nonetheless be sold as part of an “investment contract,” and how such an asset may cease to be subject to an investment contract over time as the underlying facts and circumstances evolve.

The SEC and CFTC also clarified the application of federal securities laws to airdrops, protocol mining, protocol staking, and the wrapping of non-security digital assets. The agencies stated that the CFTC will administer the Commodity Exchange Act in a manner consistent with the SEC’s interpretation.

Management is evaluating the potential implications of this interpretation on the Company’s digital asset activities, including the classification, measurement, and disclosure of digital assets held in treasury and any activities involving protocol staking or other network participation. Based on the Company’s current operations and information available as of the date of this filing, the Company does not expect the interpretation to have a material impact on its condensed consolidated financial statements. The Company will continue to monitor regulatory developments and update its disclosures as appropriate.

Affiliate Marketing

In December 2021, we acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide. In fact, PAS won industry recognition as the European online gambling industry’s Top Affiliate Manager, Top Affiliate Website and Top Affiliate Program for four consecutive years by both igamingbusiness.com and igamingaffiliate.com. The strategic acquisition of FourCubed brought us talent with proven experience in affiliate marketing services and recurring net gaming revenue (“NGR”) contracts with many of the world’s leading online casino gambling companies, including Party Poker, bwin, UNIBET, GGPoker, 888 poker, betfair, World Poker Tour and others.

As part of our strategy to expand our affiliate marketing services to the emerging American sports betting market, in November 2022, we began a systematic roll-out of our U.S.-focused performance-based marketing business with the launch of 15 state-specific, content-rich affiliate marketing websites. Our user-friendly, state-specific domains are designed to attract, acquire and drive local sports betting and casino traffic directly to our sportsbook and casino partners, which are licensed to operate in each respective state. As of April 2026, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming). We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

Capital Markets Funds Raised -

At-The-Market (“ATM”) Offerings

On May 1, 2024, we entered into an ATM Sales Agreement (the “2024 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P”) pursuant to which we may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of our Common Stock having an aggregate offering price of up to $1.7 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by us set forth in the 2024 ATM Sales Agreement (the “2024 ATM Offering”).

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

We elected not to conduct any sales under our ATM programs for the three months ended March 31, 2026. See Note 6 - Equity for results from recently closed capital market offerings.

Meetings of Stockholders -

April 2026 Annual Meeting of Stockholders

On April 10, 2026, Sharplink convened its 2026 Annual Meeting of Stockholders (the “Annual Meeting”) virtually via live webcast. Only stockholders of record at the close of business on March 6, 2026, the record date for the Annual Meeting, were entitled to vote at the Annual Meeting. As of the record date, 197,161,623 shares of the Company’s common stock were outstanding and entitled to vote at the Annual Meeting. Based on the certified final voting results received from the Inspector of Election, present at the meeting or by proxy were holders of 109,754,580 shares of the Company’s common stock, which represented approximately 56% of the voting power of all shares of common stock as of the record date and constituted a quorum for the transaction of business at the Annual Meeting. The stockholders of the Company voted and approved on the following three proposals at the Annual Meeting: 1) To elect Joseph Lubin, Joseph Chalom, Leslie Bernhard, Obie McKenzie, and Robert Gutkowski to serve as directors until the next annual meeting of stockholders or until their successors have been duly elected and qualified; 2) To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2026; and 3) To approve, on an advisory basis, the compensation of the Company’s named executive officers.

Other Matters -

Termination of Asset Management Agreements

On April 3, 2026, Sharplink entered into a mutual termination agreement (the “Galaxy Termination Agreement”) with Galaxy Digital Capital Management LP (“Galaxy”) in connection with the mutual termination of that certain asset management agreement by and between the Company and Galaxy, dated May 30, 2025, for certain discretionary investment management services with respect to the Company’s purchase of Ethereum (the “Galaxy Asset Management Agreement”). Pursuant to the Galaxy Termination Agreement, the Galaxy Asset Management Agreement will be terminated effective May 31, 2026.

On April 3, 2026, the Company also entered into a mutual termination agreement (the “ParaFi Termination Agreement” and together with the Galaxy Termination Agreement, the “Termination Agreements”), with ParaFi Capital LP (“ParaFi”) in connection with the mutual termination of that certain asset management agreement between ParaFi and the Company, dated May 30, 2025, for certain discretionary investment management services with respect to the Company’s purchase of Ethereum (the “ParaFi Asset Management Agreement, and, together with the Galaxy Asset Management Agreement, the “Asset Management Agreements”).

Pursuant to the ParaFi Termination Agreement, the Galaxy/ParaFi Asset Management Agreement will be terminated effective May 31, 2026. Neither the Company nor Galaxy or ParaFi shall have any remaining or future obligations or commitments to the other party under the Asset Management Agreements other than those amounts pursuant to the Termination Agreements. Further, the Company is not required to pay Galaxy or ParaFi any termination fees or penalties in connection with the mutual termination of the Asset Management Agreements. The decision to enter into the Termination Agreements reflects the Company’s continued evolution, including the addition of internal asset management personnel, and was not the result of any disagreement with either Galaxy or ParaFi.

Adoption of Inducement Award Plan

On August 19, 2025, the Board of Directors of the Company (the “Board”) adopted the Sharplink Gaming, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Inducement Award Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board or the independent members of the Board. The Board reserved 3,000,000 shares of the Company’s common stock for issuance under the Inducement Award Plan, subject to adjustment as provided in the plan document. The terms of the Inducement Award Plan are substantially similar to the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the Inducement Award Plan and equity awards under the Inducement Award Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Board also adopted a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Time-Based Grant) (the “Inducement Time-Based RSU Grant Package”) and a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Performance-Based Grant) (the “Inducement Performance-Based RSU Grant Package”) for use under the Inducement Award Plan.

2025 Share Repurchase Plan

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1.5 billion of the Company’s outstanding shares of common stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of common stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program does not obligate the Company to repurchase shares of common stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors. In connection with the 2025 Repurchase Program, on August 21, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with The Benchmark Company, LLC (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of the Company’s common stock in the open market pursuant to Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.01 for each share of common stock repurchased pursuant to the Repurchase Agreement. For the three months ended March 31, 2026, the Company did not repurchase any shares of its Common Stock.

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

Results of Operations (in thousands, except for percentages)

The following table provides certain selected financial information for the periods presented:

	For the Three Months Ended
	March 31, 2026	March 31, 2025	Change	% Change
Revenue from staking	$11,501	$-	$11,501	$100.0
Revenue from affiliate marketing	557	742	(185)	(24.9)
Total revenue	12,058	742	11,316	1,525.1

Gains and (losses) from operations
Realized gain on crypto assets, net	12,005	-	12,005	100.0
Unrealized loss on crypto assets at fair value, net	(506,664)	-	(506,664)	100.0
Total losses from operations	(494,659)	-	(494,659)

Operating expenses
Cost of revenues from affiliate marketing	432	610	(178)	(29.2)
Selling, general, and administrative expenses	9,876	1,058	8,818	833.5
Impairment of crypto assets at cost	191,670	-	191,670	100.0
Total operating expenses	201,978	1,668	200,310	12,009.0

Operating loss	(684,579)	(926)	(683,653)	73,829

Total other income, net	201	12	189	1,575.0
Net loss before income taxes	(684,378)	(914)	(683,464)	74,777
Income tax expense	(1,183)	(3)	(1,180)	39,333
Net loss from continuing operations	(685,561)	(917)	(684,644)	74,661
Net loss from discontinued operations, net of tax	-	(58)	58	(100.0)
Net loss	$(685,561)	$(975)	$(684,586)	70,214

For the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue

For the three months ended March 31, 2026, total revenue increased 1,525.1% to $12,058 compared to $742 reported for the same three-month period in the prior year. The notable increase was due to revenues from staking generated by our ETH Treasury Management segment, launched in June 2025, which was $11,501, or 95.4% of our total revenues for the quarter ended March 31, 2026. The revenues from staking have immaterial costs and therefore nearly 100% gross margin. The increase in revenues was offset by a -24.9% decline in revenues generated in our Affiliate Marketing Segment, which generated $557 in revenues compared to $742 for the three months ended March 31, 2026 and 2025, respectively. The decrease in affiliate marketing revenues was primarily due to softening market conditions in the global iGaming industry, changes in customer pricing structures and the loss of customers due primarily to evolving regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Total Losses from Operations

We recognized a gain on crypto assets at fair value of $12,005 and recorded an unrealized loss on crypto assets at fair value, net of $(506,664) resulting from the sum of fair value accounting adjustments of ($506,464), due to the volatility in the price of ETH, and $(18) of unrealized losses on rebate and incentive rewards earned for the three months ended March 31, 2026 as compared to zero for the same three month period in the prior year.

Total Operating Expenses

For the three months ended March 31, 2026, cost of revenues - affiliate marketing decreased $(178) to $432 from $610 compared to the same three-month period in the prior year. This decrease is reflective of the decrease in revenues from Affiliate Marketing Segment. For the three months ended March 31, 2026, total selling, general and administrative expenses increased 833.5% to $9,876 from $1,058 reported for the same three-month period in the prior year. The increase was primarily attributable to the following: $1,254 in asset manager fees, $2,570 in compensation costs, $1,251 in accounting, legal and compliance fees, $327 in custodial and banking fees. These expenses were incurred to establish and support our ETH Treasury Management strategy. For the three months ended March 31, 2026, we also recognized an impairment loss on LsETH and weETH crypto assets of $191,670. These crypto assets do not meet the scope criteria of ASC 350-60. Accordingly, these crypto assets continue to be accounted for as indefinite-lived intangible assets under ASC 350-30 and are measured at historical cost less cumulative impairment, rather than at fair value. We did not incur any such impairment losses for the same three month period in the prior year.

Operating Loss

Net loss from operations increased 73,829% to $(684,579) for the three months ended March 31, 2026, compared to a net loss from operations of $(926) reported for the same three-month period in 2025. This is attributable to the impairment on crypto assets of LsETH and weETH of $191,670 and an unrealized loss on our crypto assets at fair value, net which totaled $(506,664), offset by a $12,005 net realized gains on our crypto assets, for the three months ended March 31, 2026.

Net Income (Loss) from Discontinued Operations, Net of Tax

For the three months ended March 31, 2026, net income from discontinued operations, net of tax was zero compared to $(58), for the three months ended March 31, 2025. The prior period discontinued operations were associated with the wind down of certain MTS business amounts, which are immaterial in the current period.

Net Loss

As a result of the aforementioned reasons, net loss for the three months ended March 31, 2026 totaled $(685,561), climbing 70,214% when compared to net loss of $(975) reported for the three months ended March 31, 2025.

Cash Flows (in thousands, except for percentages)

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

As of March 31, 2026, cash on hand was $16,875, a 1,127% increase when compared to cash on hand of $1,375 as of March 31, 2025. The increase was due to net proceeds raised from the PIPE, ATM and registered direct offerings completed from May through year end 2025, which increased cash on hand at the end of 2025, compared to cash on hand at the end of March 31, 2025.

For the three months ended March 31, 2026, net cash used in operating activities from continuing operations totaled $(10,646) compared to net cash used in operating activities from continuing operations of $(453) in the prior year. Net cash used in operating activities from discontinued operations was zero, compared to net cash used in operating activities of $(61) from discontinued operations for the same three-month period in 2025. Overall, net cash used in operating activities was $(10,646) and $(514) for the three months ended March 31, 2026 and 2025, respectively. The change in the operating cash flows was largely attributable to cash used in payments of accounts payable and accrued expenses and prepaid expenses in the first quarter of 2026 as compared to the prior period.

For the three months ended March 31, 2026, net cash provided by our investing activities from operations totaled $1,878, an increase of 476% when compared to cash used in investing activities from operations of $(500) for the same three-month period in 2025. The increase in net cash used in investing activities for the three months ended March 31, 2026 versus 2025 was due to our ETH Treasury Management strategy and the related redemptions of USDC stablecoins in the first quarter of 2026.

For the three months ended March 31, 2026, net cash used for financing activities from operations was $(2,896), a -419% increase when compared to net cash provided by financing activities from operations of $907 for the same three-month period in 2025. Cash used in financing activities during the first quarter of 2026 related to cash payments of taxes for net share settlement of stock issued for previously accrued severance and bonus awards. Cash generated by financing activities during the first quarter of 2025 related to gross cash proceeds from the sale of our Common Stock.

Liquidity and Capital Resources (in thousands)

As of March 31, 2026, we had working capital of $12,589. For the three months ended March 31, 2026, we had net loss from continuing operations of $(685,561) compared to a net loss from continuing operations of $(917) reported for the same three-month period in 2025. The net loss from continuing operations was primarily driven by the net unrealized loss on our crypto assets of $(506,664) and impairment of crypto assets at cost of $(191,670) due to price decreases in ETH during the first quarter of 2026.

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances and proceeds from equity financing transactions, including pursuant to our at-the-market offering facility under the Amended and Restated ATM Sales Agreement with A.G.P.

Under our internal Treasury Reserve Policy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire ETH, some of which are classified as indefinite-lived intangible assets. As of March 31, 2026 and December 31, 2025, we held approximately $1,239,140 and $1,899,683 ETH in crypto assets at fair value, respectively, all of which are unencumbered. As of March 31, 2026 and December 31, 2025, we held approximately $486,852 and $500,912 LsETH and weETH in crypto assets at cost, respectively. As of May 4, 2026, we held approximately 872,984 in total ETH holdings, comprised of 590,823 in native ETH, 209,789 in ETH as if redeemed from LsETH and 72,372 in ETH as if redeemed from weETH, all of which are unencumbered. As discussed further below, although our crypto assets are classified as non-current assets due to our long-term treasury strategy, they represent a significant and readily accessible source of liquidity. Based on current Ethereum network conditions, we estimate that a material portion of our staked ETH could be withdrawn and converted to cash within approximately 30 days, and our entire staking portfolio within approximately 90 days. We believe this provides meaningful additional liquidity support beyond our cash and cash equivalents.

Short-Term and Long-Term Liquidity

Short-Term Liquidity — Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next 12 months. We expect that our cash and cash equivalents as of March 31, 2026, together with cash and cash equivalents generated by our operations, coupled with the use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to satisfy these needs over the twelve months. Although we do not anticipate needing to use our ETH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ETH, and other tokens earned and received as rewards and incentives, to meet such needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity — Beyond the next 12 months, our long-term cash needs are primarily for obligations related to working capital needs. We expect our cash and cash equivalents as of March 31, 2026, together with cash and cash equivalents, coupled with the use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to satisfy these needs over the twelve months. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Availability of ETH for Liquidity — We do not believe we will need to sell or engage in other transactions with respect to any of our ETH within the next 12 months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our ETH, and other tokens earned and received as rewards and incentives, as part of treasury management operations, as noted above. The ETH market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currencies markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the ETH market, we may not be able to sell our ETH at reasonable prices or at all. As a result, our ETH are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our ETH, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item1A. Risk Factors” for additional information.

Off-Balance Sheet Arrangements

On March 31, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the three months ended March 31, 2026.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued Accounting Standards Update No. 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for us for our annual reporting for fiscal 2028 and for interim period reporting beginning in fiscal 2029 on a prospective basis. Both early adoption and retrospective application are permitted. The Company is currently evaluating the impact that the adoption of these standards will have on its condensed consolidated financial statements and disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Although the SEC and CFTC have issued joint interpretive guidance identifying ETH as a “digital commodity” rather than a “digital security,” that guidance is non-binding and could be modified or rejected by a court, and any determination that ETH is a “security” would subject us to additional regulation and could materially impact the operation of our business.

On March 17, 2026, the U.S. Securities and Exchange Commission (“SEC”), joined by the U.S. Commodity Futures Trading Commission (“CFTC”), issued a joint interpretation (the “Joint Interpretation”) clarifying the application of the federal securities laws to crypto assets and establishing a taxonomy of five categories: “digital commodities,” “digital collectibles,” “digital tools,” “stablecoins,” and “digital securities.” The Joint Interpretation expressly identifies ETH as an example of a digital commodity, and the SEC and CFTC have each stated that they will administer their respective statutes consistent with the Joint Interpretation. The Joint Interpretation is consistent with our long-held view, described below, that ETH is not a “security” within the meaning of the U.S. federal securities laws and that registration of the Company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), is therefore not required under the applicable securities laws.

The Joint Interpretation is interpretive guidance rather than a rulemaking and does not itself have the force of law. It could be modified, withdrawn, or superseded by future SEC or CFTC leadership, narrowed or invalidated through judicial challenge, or rendered obsolete by subsequent legislation or rulemaking. Federal and state courts are not bound by the Joint Interpretation, and the ultimate legal question of whether any particular digital asset, or any particular transaction involving a digital asset, is a “security” remains subject to judicial determination under tests articulated by the U.S. Supreme Court, including in the Howey and Reves cases. In addition, the Joint Interpretation acknowledges that a crypto asset that is not itself a security may nonetheless become subject to an “investment contract” depending on the manner in which it is offered or sold, so classification of ETH as a digital commodity does not foreclose the possibility that particular transactions involving ETH could be characterized as securities transactions.

We have adapted, and expect to continue to adapt, our process for analyzing the U.S. federal securities law status of ETH and other cryptocurrencies over time, as guidance, interpretive releases, and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff — including, most recently, the Joint Interpretation — providing guidance on when a digital asset, or a transaction to which a digital asset may relate, may be a security for purposes of U.S. federal securities laws. Our position that ETH is not a “security” is premised, among other reasons, on our conclusion that ETH does not meet the elements of the Howey test. Among the reasons for our conclusion that ETH is not a security is that holders of ETH do not have a reasonable expectation of profits from our efforts in respect of their holding of ETH. Also, ETH ownership does not convey the right to receive any interest, rewards, or other returns.

Notwithstanding the Joint Interpretation and our own conclusion, we acknowledge that a federal or state court, state securities regulator, future SEC or CFTC leadership, or private plaintiff could take a different view as to the status of ETH or any particular transaction involving ETH. State “blue sky” regulators are not formally bound by the Joint Interpretation, and private litigants are not bound by the views of any federal regulator. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. As such, we remain at risk of private litigation, state enforcement proceedings, and — in the event the Joint Interpretation is modified, withdrawn, or judicially rejected — federal enforcement proceedings, any of which could result in potential injunctions, cease-and-desist orders, fines, penalties, damages, or a requirement that we register as an investment company under the Investment Company Act, and any of which could adversely affect our business, results of operations, financial condition and prospects.

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

If we were deemed to be an investment company, Rule 3a-2 under the Investment Company Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the Investment Company Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1) (C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the Investment Company Act — including limitations on our ability to issue different classes of stock and equity compensation to directors, officers and employees and restrictions on management, operations, and transactions with affiliated persons — likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Regulatory developments regarding the classification of digital assets as “commodities” or “digital commodities” by the Commodities Futures Trading Commission (“CFTC”), including recent joint SEC-CFTC interpretive guidance and pending legislation, could subject us to additional regulatory burdens and oversight by the CFTC and could adversely affect the market price of ETH and the market price of our listed securities.

The CFTC has stated it believes, and judicial decisions involving CFTC enforcement actions have confirmed, that at least some digital assets fall within the definition of a “commodity” under the U.S. Commodities Exchange Act of 1936 (the “CEA”) and the rules promulgated by the CFTC thereunder (“CFTC Rules”). On March 17, 2026, the U.S. Securities and Exchange Commission (“SEC”), joined by the CFTC, issued a joint interpretation (the “Joint Interpretation”) clarifying the application of the federal securities laws to crypto assets and establishing a token taxonomy distinguishing “digital commodities,” “digital collectibles,” “digital tools,” “stablecoins,” and “digital securities.” The Joint Interpretation expressly identifies ETH as an example of a digital commodity, and the CFTC has stated that it will administer the CEA consistent with the Joint Interpretation.

While the CFTC has enforcement authority to police against fraud and manipulation in spot commodity markets (including the spot market for digital assets that are commodities), the CFTC continues to have regulatory and supervisory jurisdiction only with respect to “commodity interest” transactions, such as futures, options, and swaps on a commodity (including a digital asset commodity) and certain leveraged, margined, or financed transactions in commodities involving retail customers. The Joint Interpretation did not expand the CFTC’s statutory jurisdiction over spot digital asset activities. Accordingly, we are not currently regulated or supervised by the CFTC and are not subject to the legal and regulatory obligations that are applicable to CFTC-registered entities under the CEA and CFTC Rules.

The Joint Interpretation is interpretive guidance rather than a rulemaking, and it does not itself have the force of law. It could be modified, withdrawn, or superseded by future SEC or CFTC leadership, narrowed or invalidated through judicial challenge, or rendered obsolete by subsequent legislation or rulemaking. No assurance can be given that ETH will continue to be treated as a digital commodity under this or any future guidance, or that the current allocation of jurisdiction between the SEC and CFTC with respect to ETH and other digital assets will remain unchanged. A change in ETH’s regulatory classification, or in the coordinated posture between the SEC and the CFTC, could materially increase our compliance burden, restrict our ability to hold or transact in ETH, and adversely affect the market price of ETH and the market price of our listed securities.

The regulation of digital assets in the U.S. also remains subject to change through the enactment and adoption of new laws and regulations, and the Joint Interpretation is expressly intended to complement, rather than substitute for, Congressional market structure legislation. The proposed CLARITY Act passed by the U.S. House of Representatives, and other draft digital asset market structure and regulation bills, have proposed granting the CFTC additional regulatory and supervisory powers with respect to spot digital assets as “digital commodities.” While it is not possible to predict if and in what form such proposals will be adopted, if any, changes to or expansion of the jurisdiction of the CFTC with respect to activities in spot digital assets could result in the imposition of additional regulatory obligations and burdens, which could include registration, disclosure, reporting, and business conduct requirements. For example, it is possible that if the CLARITY Act were to become law as currently proposed, our ETH Treasury Management strategy could cause us to be deemed a “commodity pool” under the CEA such that our operators and advisors may need to register with the CFTC as commodity pool operators and comply with other CFTC regulations as well as the rules of the National Futures Association. Such additional regulatory burdens and oversight could materially increase the cost of our business, could adversely affect the market price of ETH, and in turn could adversely affect the market price of our listed securities.

We may be subject to regulatory developments related to digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations.

As digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is still evolving, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of digital assets. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of digital assets or the ability of individuals or institutions such as us to own or transfer digital assets.

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

Consistent with the Executive Order and the July 2025 working group report, on March 17, 2026, the U.S. Securities and Exchange Commission (“SEC”), joined by the CFTC, issued a joint interpretation (the “Joint Interpretation”) clarifying the application of the federal securities laws to crypto assets. The Joint Interpretation establishes a taxonomy of five categories — “digital commodities,” “digital collectibles,” “digital tools,” “stablecoins,” and “digital securities” — and expressly identifies ETH as an example of a digital commodity. The SEC and CFTC have each stated that they will administer their respective statutes consistent with the Joint Interpretation. While we believe the Joint Interpretation provides meaningful additional clarity regarding the regulatory status of ETH, it is interpretive guidance rather than a rulemaking, does not itself have the force of law, and is not binding on federal or state courts, state securities regulators, or private litigants. The Joint Interpretation could be modified, withdrawn, or superseded by future SEC or CFTC leadership, narrowed or invalidated through judicial challenge, or rendered obsolete by subsequent legislation or rulemaking, and it also acknowledges that a crypto asset that is not itself a security may nonetheless become subject to an “investment contract” depending on the manner in which it is offered or sold.

There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. For example, the CLARITY Act was passed by the House of Representatives in July 2025, which would, if enacted, regulate digital asset markets and digital asset trading platforms in the United States and provide statutory backing for the allocation of jurisdiction between the SEC and CFTC reflected in the Joint Interpretation. In addition, also in July 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (the “GENIUS Act”) became the first federal law specifically regulating the issuance, custody and other stablecoin-related matters in the United States. It is difficult to predict whether, or when, the CLARITY Act or another bill that would regulate digital asset markets and digital asset trading platforms may become law or what any such bill may entail.

It is difficult to predict whether, or when, as a result of these developments, Congress will grant additional authorities to the SEC, the CFTC, or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function, the willingness of financial and other institutions to continue to provide services to the digital assets industry, or how any new regulations, changes to existing regulations, or changes to or withdrawal of existing interpretive guidance might impact the value of digital assets generally and ETH held by the Company specifically. The consequences of these potential developments, including any narrowing, modification, or withdrawal of the Joint Interpretation, could have a material adverse effect on our business, results of operations, financial condition, and prospects, as well as the market price of ETH, which in turn could adversely affect the market price of our listed securities.

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

Changes in the accounting treatment of our ETH holdings or LsETH holdings could have significant accounting impacts, including increasing the volatility of our results. We have adopted ASU 2023-08 as of January 1, 2025, which requires us to measure our ETH holdings at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our ETH in net income each reporting period beginning January 1, 2025. ASU 2023-08 also requires us to provide certain interim and annual disclosures with respect to our ETH holdings. Due in particular to the volatility in the price of ETH, we expect the measurement at fair value to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our ETH on our balance sheet. ASU 2023-08 could also have adverse tax consequences. In addition, on September 30, 2025, the Treasury and the IRS issued interim guidance (the “Interim Guidance”) which, in relevant part, clarifies that a corporation may disregard unrealized gains and losses on its digital asset holdings when computing AFSI for purposes of determining whether it is subject to the 15% CAMT under the Inflation Reduction Act. The Treasury and IRS intend to issue revised proposed regulations similar to this Interim Guidance. These impacts could in turn have a material adverse effect on our financial results and the market price of our listed securities. Additionally, our LsETH holdings as of December 31, 2025 are accounted for at cost-less-impairment. Significant declines in the price of LsETH may result in material impairment within our financial results.

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

Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries , such as crypto asset spot markets, that support stablecoins, could have a significant impact on the global crypto market and may adversely affect our business.

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

We may engage in decentralized finance transactions and deploy ETH using liquid staking and liquid restaking protocols, which present additional risk as opposed to simply holding our digital assets.

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

We have also deployed ETH using liquid staking and liquid restaking protocols, including by staking ETH through Liquid Collective in exchange for LsETH and through ether.fi in exchange for weETH, the wrapped, non-rebasing form of eETH. Liquid staking protocols are even newer than many decentralized finance protocols and are a novel and evolving technology, and liquid restaking protocols — which layer additional restaking and validation arrangements on top of liquid staking and use the underlying ETH (or its receipt tokens) to provide cryptoeconomic security to other protocols and services — are even more novel and have an even more limited operating history. Although the staff of the SEC’s Division of Corporation Finance has provided a statement that the staff does not generally believe liquid staking services are securities offerings, and that it does not believe receipt tokens obtained through such liquid staking services are generally securities, there is no guarantee that courts agree. That staff statement is, by its terms, addressed to liquid staking and does not directly address liquid restaking arrangements or the receipt tokens obtained from liquid restaking protocols, such as weETH; the regulatory treatment of liquid restaking arrangements under the federal securities laws therefore remains uncertain. It is also possible that the liquid staking or liquid restaking protocols we use, or specific features of those protocols, do not fit within the scope of the staff statement. If it is determined that the liquid staking or liquid restaking protocols we use, or the receipt tokens we receive (including LsETH and weETH), are securities offerings, the providers of those protocols may be required to pay fines or be subject to other third-party claims, and the ETH we have deposited with them may be available to their creditors to fulfill those claims. See “Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks” and “We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets and insolvency of our custodians.” There is also ongoing uncertainty as to the regulatory treatment of liquid staking and liquid restaking services from other regulators and agencies.

Liquid restaking activities also involve risks beyond those associated with native staking or liquid staking. In a liquid restaking arrangement, the underlying ETH (or its receipt token) is used to provide cryptoeconomic security not only to the Ethereum proof-of-stake protocol but also to additional services, such as the EigenCloud Autonomous Verifiable Services (“AVSs”) that we secure through ether.fi. This exposes our underlying ETH to potential slashing, forfeiture or other penalties arising from issues outside of the Ethereum staking protocol itself, including operational failures, validator or operator misconduct, or technical problems with the AVSs being secured. The AVSs and other services secured through restaking are themselves new, with limited operating history, and there can be no assurance that they will function as designed. We have deployed a portion of our ETH treasury into weETH issued by ether.fi, and any losses sustained in connection with that deployment — whether from slashing, smart contract exploits, protocol failure or otherwise — could have a material adverse effect on our financial condition, results of operations and the market price of our Common Stock. In addition, we have bridged weETH from the Ethereum mainnet to Linea, a zkEVM Layer 2 network, using ether.fi’s weETH OFT bridge powered by LayerZero v2. Cross-chain bridges have historically been a frequent target of exploits in decentralized finance, and any failure, vulnerability or exploit affecting the bridge, the messaging layer or the destination network — or any disruption to or change in the Linea sequencer, prover, governance or future upgrades — could result in delays in accessing, or partial or total loss of, the weETH we have bridged.

Both decentralized finance protocols and liquid staking and liquid restaking protocols typically rely on the use of smart contracts. Smart contracts are computer programs that run on a digital asset network or related protocol that execute automatically when certain conditions are met. Because smart contract functions typically cannot be stopped or reversed, vulnerabilities in or unforeseen consequences of their programming can have damaging effects for the underlying digital asset network or protocol and the value of digital assets that use or interact with such smart contracts. For example, in June 2016, a vulnerability in the smart contracts underlying a protocol that was deployed on the Ethereum network, The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to syphon approximately $60 million worth of ETH from The DAO into a separate account. In the aftermath of the theft, certain developers of and core contributors to the Ethereum network pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ETH dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of ETH being indefinitely frozen in an account.

Other smart contracts, such as bridges between separate digital asset networks, have also been manipulated, exploited or used in ways that were not intended or envisioned by their creators. Initial and continued problems with the development, design and deployment of smart contracts may have an adverse effect on the value of protocols, including liquid staking, liquid restaking and decentralized finance protocols, built on smart contract platforms or other digital assets that rely on smart contract technology, including any liquid staking or liquid restaking tokens such as LsETH and weETH. Liquid restaking tokens such as weETH are exposed not only to risks at the liquid staking protocol layer but also to risks at the additional restaking and AVS layers and, where bridged to other networks, to risks of the cross-chain bridge and the destination network. If any of the smart contracts with which we interact — whether decentralized finance, liquid staking, liquid restaking, cross-chain bridging or otherwise — suffer from such manipulation or exploit, or otherwise do not function as intended or as we anticipate, our ETH and any LsETH, weETH or similar tokens we hold may be exposed.

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

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public, permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public, permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. As of March 31, 2025, the Ethereum Network handled approximately 18 transactions per second. In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably. For example, the Ethereum Network has been, at times, at capacity, which has led to transaction fees as high as $200.27 per transaction, on May 1, 2022. Transaction fees in 2024 have ranged from a high of $12.11 on January 19 to below $1.00 throughout much of the year. Increased transaction fees and decreased settlement speeds could preclude certain uses for Ether (e.g., micropayments), and could reduce demand for, and the price of, ETH, which could adversely impact the value of our Common Stock. However, reduced gas fees could signal lower demand for ETH.

There is no guarantee that any of the mechanisms in place or being explored for increasing the scale of settlement or throughput of Ethereum Network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of our Common Stock.

The AI industry is subject to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex as AI continues to evolve, and our efforts to, or our failure or inability to comply with, these regulations or regulatory action against us could adversely affect our results of operations, financial condition or business.

The rapid pace of innovation in the field of AI has led to developing and evolving regulatory frameworks globally, which are expected to become increasingly complex. U.S. and regulators and lawmakers have started proposing and adopting, or are currently considering, regulations and guidance specifically on the use of AI. In the U.S., there is ongoing tension between the states and the federal government over how best to regulate the use of AI. Colorado passed a Consumer Protections for Artificial Intelligence bill introducing state-level oversight of “high-risk” AI systems. It is possible that new laws and regulations will be adopted in the U.S. and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted, in ways that would affect our operations. We may be unable to anticipate or respond to these changes, and may need to expend additional resources to adjust our offerings where legal frameworks diverge. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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

In addition, in May 2019, the Bitcoin Cash network, a proof-of-work network, experienced a &gt;50% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Although the two attacks described above took place on proof-of-work-based networks, it is possible that a similar attack may occur on the Ethereum Network, which could negatively impact the value of Ether and the value of our Common Stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 21, 2025, the Board authorized a share repurchase program under which the Company may repurchase up to $1.5 billion of its outstanding Common Stock. The Company did not repurchase any shares for the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company’s fiscal quarter ended March 31, 2026.

Sharplink, Inc. Disclosure Channels to Disseminate Information

Sharplink’s investors and others should note that we announce material information to the public about our Company and its ETH updates, ETH Dashboard and other matters through a variety of means, including the Company’s website, press releases, SEC filings and social media, in order to achieve broad, non-exclusionary distribution of information to the public. We encourage our investors and others to review the information we make public in the locations below as such information could be deemed to be material information. Please note that this list may be updated from time to time.

For more information on Sharplink, Inc. and its ETH updates, ETH Dashboard, and other matters, please visit: https://www.sharplink.com/.

For more information for the Company’s investors, including press releases, SEC filings, corporate presentations, events, please visit: https://www.sharplink.com/investors. Investors and other interested parties can subscribe to our press releases and SEC filings at the aforementioned address.

For additional information, please follow Sharplink social media accounts at:

X account (formerly Twitter): @Sharplink or https://x.com/sharplink

LinkedIn: https://www.linkedin.com/company/sharplink-sbet

Investors and other interested parties can also subscribe to our social media accounts at the aforementioned addresses.

Chief Accounting Officer

On May 6, 2026, the Board appointed Dana Perez, 48, the former Senior Vice President of Accounting as the Chief Accounting Officer, effective March 1, 2026. Ms. Perez has served as the Company’s Senior Vice President of Accounting since September 15, 2025.

In connection with the appointment, Ms. Perez entered into an employment letter with the Company providing for: (i) an annual base salary of $350,000; (ii) a short-term incentive opportunity equal to 30% of her base salary and a maximum opportunity of 80%; and (iii) a 2026 long-term incentive opportunity of $150,000. If the Company terminates her employment without cause, she will receive continued base salary for nine months, subject to her execution of a release of claims in favor of the Company. Upon a change in control, all unvested time-based equity awards will vest in full, and all unvested performance-based equity awards will vest based on actual achievement of the applicable performance goals measured through the date immediately prior to the change in control (or as close to that date as administratively practicable). Ms. Perez will also be eligible to participate in the standard benefit plans generally available to similarly situated employees and has reaffirmed her obligations under her existing Confidentiality and Proprietary Rights Agreement.

The foregoing description is qualified in its entirety by reference to the full text of the employment letter, which will be filed in the Company’s Form 10-Q for the quarter ended June 30, 2026.

Ms. Perez is a Florida-licensed Certified Public Accountant with over 25 years of experience in SEC compliance and reporting, audit management, technical accounting, and financial statement preparation. Since 2020, she has served as the principal of Eschenburg Perez CPA, LLC, a financial consulting firm providing fractional CFO and controller services to public and private companies. Concurrently, she has served as Chief Financial Officer of Jupiter Neurosciences, Inc. (June 2021 to December 2022), MGO Global, Inc. (January 2024 to February 2025), and as Interim Chief Financial Officer of Capstone Companies, Inc. (January 2023 to present). From 2013 to 2021, Ms. Perez served as Chief Financial Officer of Adopt-A-Family of the Palm Beaches, Inc. Earlier in her career, she served as Manager, National Office of Risk Management, and Audit Manager at RSM US LLP. Ms. Perez holds a Master of Science in Accountancy and a Bachelor of Science in Accountancy from the University of North Carolina at Wilmington and is a member of the American Institute of Certified Public Accountants.

There are no family relationships between Ms. Perez and any director or other executive officer, nor are there any transactions to which the Company was or is a participant and in which Ms. Perez has a material interest subject to disclosure under Item 404(a) of Regulation S-K. There are no arrangements or understandings between Ms. Perez and any other persons pursuant to which she was selected as an officer.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023)
3.2	Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.3	Certificate of Designation of the Series A-1 Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.4	Certificate of Designation of the Series B Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024)
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2025)
3.6	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2025)
3.7	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of September 25, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2025)
3.8	Fourth Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sharplink, Inc., effective as of February 3, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2026).
3.9	Second Amended and Restated Bylaws of Sharplink, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 3, 2026)
10.1	Termination Agreement, dated April 3, 2026, between Sharplink, Inc. and Galaxy Digital Capital Management LP
10.2	Termination Agreement, dated April 3, 2026, between Sharplink, Inc. and ParaFi Capital LP
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial officer
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

** Furnished herewith.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sharplink, Inc.

Dated: May 8, 2026	By:	/s/ Joseph Chalom
Joseph Chalom
Chief Executive Officer

Dated: May 8, 2026	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

