Form 10-Q
period 2026-06-30
Sharplink, Inc.
filed 2026-08-07
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 3, 2026, there were 217,223,604 shares of Common Stock issued and outstanding.

The following terms are used throughout this Quarterly Report on Form 10-Q, including the financial statements and notes in Part I, Item 1 and MD&A in Part I, Item 2.

Glossary of Defined Terms

Total ETH Holdings — The Company’s aggregate ETH exposure, comprising directly held (native) ETH plus the ETH obtainable on an as-if-redeemed basis from the Company’s LsETH and weETH positions, measured in ETH units.

ETH Concentration — also referred to as Eth per share. A treasury key performance indicator calculated by dividing Total ETH Holdings by Basic-Equivalent Shares Outstanding and expressing the result per 1,000 shares; because the metric is stated per 1,000 shares, it should not be read as ETH per single share.

Basic-Equivalent Shares Outstanding — Common shares outstanding plus shares issuable upon exercise of pre-funded warrants, which carry a nominal exercise price.

As-If-Redeemed Basis — A presentation that expresses LsETH and weETH holdings as the amount of ETH into which they would convert if redeemed, using the applicable protocol conversion rate as of the measurement date.

Native ETH — ETH held directly by the Company (whether unstaked or natively staked), accounted for at fair value under ASC 350-60, as distinguished from ETH held indirectly through liquid staking or restaking receipt tokens.

Native Staking — Participation in Ethereum’s proof-of-stake consensus as a delegator, whereby the Company delegates ETH to third-party validators and earns protocol-level rewards; the underlying ETH is not derecognized.

Liquid Staking — An arrangement in which ETH is contributed to a third-party protocol (e.g., Liquid Collective) in exchange for a transferable receipt token (LsETH) representing a claim on the pooled staked ETH and related rewards.

Liquid Restaking — An arrangement in which ETH is deposited with a third-party protocol (e.g., ether.fi) in exchange for a receipt token (weETH) whose underlying ETH also provides cryptoeconomic security to additional services, layering restaking risk on top of liquid staking risk.

Receipt Token — A token (such as LsETH or weETH) received upon staking that evidences an enforceable right to redeem the underlying ETH and accrued rewards; accounted for as an indefinite-lived intangible asset under ASC 350-30.

Rebasing / Non-Rebasing — A rebasing token reflects accrued rewards by increasing the number of tokens held; a non-rebasing token (such as weETH) keeps the token quantity fixed and instead reflects rewards through an increasing conversion rate relative to ETH.

Protocol Conversion Rate (PCR) — A protocol-published rate reflecting the amount of ETH into which one unit of a receipt token (LsETH or weETH) is redeemable, updated as staking rewards, penalties, and fees accrue; it is not a market trading price.

Slashing — A protocol-level penalty in which a portion of staked ETH is forfeited due to validator or operator misconduct, distinct from inactivity incurred for downtime.

Bonding / Unbonding Period — The protocol-defined waiting period before staked ETH can be activated or, upon a withdrawal request, redeemed and returned.

Validator Exit Queue / Withdrawal Queue — The ordered protocol mechanism that governs the timing with which validators may exit and staked ETH may be withdrawn, which can delay redemption.

Delegator vs. Validator — A validator operates a node that processes and verifies transactions on the network; a delegator (the Company’s role in native staking) assigns ETH to a validator and shares in rewards without operating a node.

Total Value Locked (TVL) — The aggregate value of assets committed to or maintained within a protocol or network, used as the basis for certain protocol incentives earned by the Company.

Protocol Incentives — Consideration earned under third-party programs (e.g., the SPA with ether.fi, Linea, and EigenCloud) for providing and maintaining TVL, recognized as revenue under ASC 606.

Hard Fork — A change to a blockchain’s protocol rules that is not backward-compatible, resulting in a divergence of the network into two separate chains.

Layer 2 (L2) — A secondary network built on top of a base blockchain (Ethereum mainnet) that processes transactions off the base layer to increase throughput and reduce cost while relying on the base layer for settlement and security.

Zero-Knowledge Proof — A cryptographic method by which one party can prove a statement is true without revealing the underlying data supporting it.

zkEVM — A zero-knowledge Ethereum Virtual Machine; a Layer 2 architecture (e.g., Linea) that uses zero-knowledge proofs to validate batches of transactions.

Sequencer — The component of a Layer 2 network that orders and batches transactions before they are settled to the base layer.

Prover — The component of a zero-knowledge Layer 2 network that generates the cryptographic proof validating a batch of transactions.

Cross-Chain Bridge — A protocol that transfers tokens or messages between separate blockchain networks (e.g., moving weETH from Ethereum mainnet to Linea); historically a frequent target of exploits.

OFT Bridge / LayerZero v2 — An omnichain fungible token bridge (used here via ether.fi’s weETH OFT bridge) built on the LayerZero v2 cross-chain messaging protocol.

Autonomous Verifiable Service (AVS) — A service (secured through restaking via EigenCloud) that relies on restaked ETH for cryptoeconomic security and exposes that ETH to additional slashing and operational risk beyond Ethereum staking itself.

Smart Contract — Self-executing code deployed on a blockchain that runs automatically when specified conditions are met and generally cannot be reversed once executed.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash	$56,195	$28,539
USDC stablecoin	-	1,882
Accounts receivable, net of allowance for credit losses of $0 both periods presented	280	221
Prepaid expenses and other current assets	880	511
Total current assets	57,355	31,153

Crypto assets at fair value	988,838	1,899,683
Crypto assets at cost	369,148	500,912
Other assets	751	18
Total assets	$1,416,092	$2,431,766

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$5,486	$12,749
Total current liabilities	5,486	12,749

Long-Term Liabilities
Other long term liabilities	86	-
Total liabilities	5,572	12,749

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common Stock, $0.0001 par value; authorized shares 2,500,000,000; issued 221,054,539 and 198,646,255, respectively; outstanding shares: 216,983,308 and 196,707,797 respectively	22	20
Treasury stock, 4,071,231 of Common Stock at cost	(41,743)	(31,721)
Additional paid-in capital	3,344,472	3,263,114
Accumulated deficit	(1,892,231)	(812,396)
Total stockholders’ equity	1,410,520	2,419,017
Total liabilities and stockholders’ equity	$1,416,092	$2,431,766

See accompanying notes to these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from staking	$11,161	$29	$22,662	$29
Revenue from affiliate marketing	367	668	924	1,410
Total revenue	11,528	697	23,586	1,439

Gains and (losses) from operations
Realized gain on crypto assets, net	1,433	5,374	13,438	5,374
Unrealized loss on crypto assets at fair value, net	(321,003)	(2,437)	(827,667)	(2,437)
Total gains (losses) from operations, net	(319,570)	2,937	(814,229)	2,937

Operating expenses
Cost of revenues from affiliate marketing	258	488	690	1,098
Selling, general, and administrative expenses	9,060	2,387	18,939	3,503
Stock-based compensation, related party	-	16,379	-	16,379
Impairment of crypto assets at cost	76,093	87,813	267,763	87,813
Total operating expenses	85,411	107,067	287,392	108,793

Operating loss	(393,453)	(103,433)	(1,078,035)	(104,417)

Other income
Interest income	178	37	381	49
Total other income	178	37	381	49

Net loss before income taxes	(393,275)	(103,396)	(1,077,654)	(104,368)
Income tax expense	(999)	(27)	(2,181)	(30)
Net loss	$(394,274)	$(103,423)	$(1,079,835)	$(104,398)

Denominator for net loss per share - basic and diluted:
Basic and diluted weighted average shares	209,784,133	24,202,467	209,358,151	12,989,772
Net loss per share - basic and diluted	$(1.88)	$(4.27)	$(5.16)	$(8.04)

See accompanying notes to these condensed consolidated financial statements

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except share data)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity

Balance at December 31, 2024	601	$1	1,040	$1	407,295	$-	$79,920	(8)	$(29)	$(77,809)	$2,084
Net loss	-	-	-	-	-	-	-	-	-	(975)	(975)
Stock-based compensation expense	-	-	-	-	-	-	69	-	-	-	69
Issuance of common stock for exercise of warrants	-	-	-	-	25,000	-	-	-	-	-	-
Shares sold for cash	-	-	-	-	142,960	-	907	-	-	-	907
Balance as of March 31, 2025	601	$1	1,040	$1	575,255	$-	$80,896	(8)	$(29)	$(78,784)	$2,085
Net loss	-	-	-	-	-	-	-	-	-	(103,423)	(103,423)
Stock-based compensation expense	-	-	-	-	-	-	16,416	-	-	-	16,416
Shares issued for vested restricted stock	-	-	-	-	37,502	-	261	-	-	-	261
Issuance of Common Stock for exercise of warrants	-	-	-	-	69,842	-	-	-	-	-	-
Issuance of Common Stock for exchange agreement	(601)	(1)	(1,040)	(1)	38,683	-	-	-	-	-	-
Issuance of Common Stock sold in private placement May 20, 2025	-	-	-	-	34,000	-	3,848	-	-	-	3,848
Issuance of Common Stock sold in private placement May 26, 2025	-	-	-	-	58,704,673	6	404,618	-	-	-	404,624
Issuance of Common Stock sold in at-the-market-offering	-	-	-	-	6,694,837	1	128,707	-	-	-	128,708
Balance at June 30, 2025	-	$-	-	$-	66,154,792	$7	$634,746	(8)	$(29)	$(182,207)	$452,519

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except share data)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity
Balance at December 31, 2025	-	$-	-	$-	198,646,255	$20	$3,263,114	(1,938,458)	$(31,721)	$(812,396)	$2,419,017
Net loss	-	-	-	-	-	-	-	-	-	(685,561)	(685,561)
Stock-based compensation expense	-	-	-	-	-	-	3,001	-	-	-	3,001
Shares issued for vested restricted stock	-		-	-	340,385	-	-	-	-	-	-
Settlement of accrued bonuses in shares (gross) of common stock	-	-	-	-	490,273	-	5,040	-	-	-	5,040
Shares of common stock withheld for taxes for net share settlement	-	-	-	-	(351,404)	-	(2,896)	-	-	-	(2,896)
Balance as of March 31, 2026	-	$-	-	$-	199,125,509	$20	$3,268,259	(1,938,458)	$(31,721)	$(1,497,957)	$1,738,601
Net loss	-	-	-	-	-	-	-	-	-	(394,274)	(394,274)
Stock-based compensation expense	-	-	-	-	-	-	3,055	-	-	-	3,055
Shares issued for vested restricted stock	-	-	-	-	129,809	-	-	-	-	-	-
Issuance of Common Stock for exercise of pre-funded warrants	-	-	-	-	11,817,165	1	-	-	-	-	1
Issuance of Common Stock sold in private placement June 23, 2026	-	-	-	-	10,013,351	1	73,330	-	-	-	73,331
Shares of Common Stock withheld for taxes for net share settlement	-	-	-	-	(31,295)	-	(172)	-	-	-	(172)
Stock repurchased (treasury stock)	-	-	-	-	-	-	-	(2,132,773)	(10,022)	-	(10,022)
Balance at June 30, 2026	-	$-	-	$-	221,054,539	$22	$3,344,472	(4,071,231)	$(41,743)	$(1,892,231)	$1,410,520

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(In thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,079,835)	$(104,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	4
Stock-based compensation expense	6,056	106
Stock-based compensation expense, related party	-	16,379
Impairment of crypto assets at cost	267,763	87,813
Unrealized loss on crypto assets received at fair value, net	827,667	2,437
Realized gain on crypto assets, net	(13,438)	(5,374)
Rewards on native staking	(18,693)	(29)
Rewards on liquid staking	(2,650)	-
Rewards from protocol incentives and rebates	(2,000)	-
Changes in assets and liabilities
Accounts receivable	11	(7)
Other receivable	-	273
Prepaid expenses and other current assets	(369)	(164)
Accounts payable and accrued expenses	(2,308)	822
Net cash used in operating activities	(17,796)	(2,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of other assets	(733)	(502)
Crypto assets purchased	(16,110)	(405,817)
USDC stablecoin redemptions	1,882	-
Net cash used in investing activities	(14,961)	(406,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Taxes paid related to net share settlement of equity awards	(2,896)	-
Gross proceeds from private placement and warrants	75,001	302,083
Issuance costs paid related to private placements and warrants	(1,670)	(20,376)
Repurchases of shares of Common Stock	(10,022)	-
Gross proceeds from sale of Common Stock	-	130,217
Issuance costs paid related to sale of Common Stock	-	(4,015)
Gross proceeds from shares sold in capital raise	-	4,500
Issuance costs related to shares sold in capital raise	-	(652)
Shares issued for restricted stock	-	261
Net cash provided by financing activities	60,413	412,018

Net change in cash	27,656	3,561

Cash, beginning of period	28,539	1,541
Cash, end of period	$56,195	$5,102

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

(UNAUDITED)

(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$2,167	$141

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Crypto assets received as equity contributions	$-	$123,397
Receipt of LsETH rebate receivable	$106	$-
Deposits of crypto assets (ETH) at fair value for liquid staking activities	$197,455	$465,343
Receipt of crypto assets (LsETH) at cost for liquid restaking activities	$-	$(470,236)
Receipt of crypto assets (weETH) at cost for liquid restaking activities	$(205,844)	$-
Receipt of crypto assets (ETH) at fair value for redemption of crypto assets (LsETH at cost)	$(32,497)	$-
Redemption of crypto assets (LsETH) at impaired cost	$28,671	$-
ETH received from traded LsETH	$(43,866)	$-
LsETH traded for ETH	$42,129	-
Stock-based bonus accrual settled with shares of Common Stock	$5,040	$-
Issuance of Common Stock for vested restricted stock	$-	$37
Shares of Common Stock withheld for taxes in net share settlement	$172	-

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 1 – Organization

Background and Nature of Business

Headquartered in Miami, Florida, Sharplink, Inc. (the “Company” or “Sharplink”), a Delaware corporation, undertook a significant strategic shift in June 2025 by adopting Ether (“ETH”), the native cryptocurrency of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company seeks to benefit from ETH accumulation, derived utilizing proceeds from multiple financings, by (i) yield and other returns generated from staking and related treasury activities and (ii) potential ETH price appreciation. We delegate our ETH to third-party validators and participate in both native and liquid staking and restaking programs. See Note 3 – Crypto Asset Holdings. The Company also operates an online affiliate marketing business that delivers unique fan activation solutions to its sportsbook and online casino gaming partners. The Company’s ETH Treasury Management strategy is now its core operational focus.

Since the launch of its ETH Treasury Management strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions, follow-on offerings and at-the-market (“ATM”) sales. The Company has utilized the majority of the proceeds to acquire ETH (see Note 3-Crypto Asset Holdings) and fund working capital. Additional details regarding these equity offerings are included in Note 6 – Equity.

On February 3, 2026, the Company formally changed its corporate name to “Sharplink, Inc.” from “SharpLink Gaming, Inc.” in connection with a corporate rebranding initiative.

Reverse Stock Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), whereby the Company decreased the number of issued and outstanding Common Stock from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock split.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sharplink, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Company management, the foregoing statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 2026 and December 31, 2025, as well as its results of operations for the three and six months ended June 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

Amounts are presented in thousands of U.S. dollars, except for shares, units, and per-share and per-unit amounts, and except where amounts are specifically denoted in millions or billions. Certain amounts presented in thousands may not sum precisely due to rounding; per-share and per-unit amounts are calculated from underlying unrounded figures.

(b) Reclassifications

We made certain reclassifications to prior period amounts presented on our condensed consolidated statements of operations to conform to the current period presentation. Specifically, costs of revenues from affiliate marketing have been reclassified into Operating expenses. Further, prior period amounts were presented as discontinued operations for one of our reporting units that was sold on December 31, 2022. Due to the insignificance of these discontinued operations to the condensed consolidated financial statements we have not presented such amounts separately resulting in the following reclassifications: As of December 31, 2025 net assets from discontinued operations of $181 has been reclassified to prepaid expenses and other current assets on the condensed consolidated balance sheets, and $52 and $110 of net loss from discontinued operations has been reclassified to selling, general and administrative expenses on the condensed consolidated statements of operations for the three and six months ended June 30, 2025 respectively. Additionally, to conform to the current period segment presentation, certain expense line items presented in the segment footnotes for the periods ended June 30, 2025 have been recategorized and, in certain cases, reallocated between the ETH Treasury Management and Affiliate Marketing reportable segments. These reclassifications had no effect on previously reported totals for assets, liabilities, stockholders’ equity, cash flows or net income.

(c) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sharplink and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to measurement of crypto assets at fair value; impairment of crypto assets at cost; stock-based compensation; income taxes, including the carrying value of deferred tax assets; and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, recognition of liabilities and equity that is not readily apparent from other sources.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

(e) Investments in Equity Securities Without Readily Determinable Fair Values

Equity investments that do not have a readily determinable fair value, and that are not consolidated or accounted for under the equity method, are recognized initially at cost and measured under the measurement alternative permitted by ASC 321-10-35-2 — cost, less impairment, adjusted for observable price changes in identical or similar securities of the same issuer. When an orderly transaction in such a security is observed or reasonably knowable as of the reporting date, the investment is remeasured to fair value, in accordance with ASC 820, Fair Value Measurement (“ASC 820”), as of the transaction date, with the resulting gain or loss recognized in net income; forced sales and unsupported broker quotes are disregarded. Each reporting period, the Company performs a qualitative assessment for impairment indicators. If the investment is impaired, it is written down to fair value through net income, with no subsequent reversal. The Company may irrevocably elect to measure an individual investment at fair value instead, and discontinue the measurement alternative when the security obtains a readily determinable fair value or the investment otherwise changes classification. During the three and six months ended June 30, 2026, we purchased an aggregate of $550 of equity securities without readily determinable fair values. As of June 30, 2026, we have presented these investments within other assets on the condensed consolidated balance sheets at their cost basis. As of June 30, 2026, there were no impairments noted.

(f) Crypto Assets

The Company’s crypto assets primarily consist of ETH, the native token of the Ethereum blockchain, liquid staking tokens (“LST”) and liquid restaking tokens (“LRT”). The Company’s LST and LRT holdings are comprised of both Liquid Collective’s LST (“LsETH”) and ether.fi’s LRT (“weETH”).

LsETH is a token received when ETH is staked through Liquid Collective, a third-party liquid staking protocol. weETH is a token received when ETH is staked through ether.fi, a third party liquid restaking protocol.

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

Crypto assets are subsequently measured in accordance with ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets (“ASC 350-60”), at fair value in the statement of financial position with unrealized gains and losses resulting from changes in fair value recognized in net income (loss). The Company determines and records for each reporting period the fair value of its crypto assets in accordance with ASC 820, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for ETH (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized loss on crypto assets at fair value, net,” while realized gains and losses from the de-recognition of crypto assets are included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. The Company applies a first-in, first-out methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Deposits of ETH into liquid staking and restaking protocols, receipt of ETH from unstaking and redemption of receipt tokens, are presented as non-cash investing activities in the condensed consolidated statements of cash flows. Receipt of ETH as staking rewards and incentives are presented as non-cash operating activities in the condensed consolidated statements of cash flows.

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

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicates that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis of LsETH. Because the volume of weETH trades can significantly fluctuate between multiple decentralized and centralized exchanges, the Company periodically assesses the principal market for weETH, in accordance with ASC 820. In determining if an impairment has occurred, the Company considers the lowest price of one LsETH, and one weETH, as quoted on the respective principal markets, at any time since acquiring the specific LsETH and weETH held by the Company. If the carrying value of a LsETH or weETH exceeds that lowest intraday price, an impairment loss has occurred with respect to that LsETH and weETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment of crypto assets at cost” in the Company’s condensed consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of LsETH and weETH will not be adjusted upward for any subsequent increase in fair value.

Receipt of LsETH and weETH in connection with the staking and restaking of ETH into a liquid staking protocols are presented as non-cash investing activities in the condensed consolidated statements of cash flows. Receipt of LsETH and weETH as rewards and incentives are presented as non-cash operating activities in the condensed consolidated statements of cash flows.

(g) Revenue from Staking activities

Beginning in June 2025, the Company began staking its ETH. To date, the Company’s staking activities are comprised of (i) native staking activities, (ii) liquid staking and restaking activities, and (iii) protocol incentives generating activities tied to maintaining total value locked (“TVL”) within certain blockchain ecosystems.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Native Staking

The Company participates in native staking exclusively as a delegator through third-party validators. The Company delegates ETH to validators who operate nodes on the Ethereum network to validate transactions and add blocks to the blockchain. In return for delegating ETH to validators, the Company is entitled to a portion of the block rewards and transaction fees earned by the validators, in the form of ETH tokens, calculated approximately based on the Company’s proportion of the total ETH staked. When the Company stakes ETH natively, the ETH does not remain in the Company’s custodial wallet, but is instead deposited into Ethereum’s staking deposit smart contract, which is required for participation in ETH staking as a delegator. Native staked ETH are not derecognized because their deposit into the smart contract does not give any other entity the right or ability to direct their use (for example, sell, lend, pledge or otherwise use those ETH). The withdrawal credentials in the smart contract are designated to the Company’s custodian, who, as described in Note 2(f), holds the Company’s ETH solely for the Company’s benefit and does not obtain control of the Company’s ETH via their custodial services. Native staked ETH are therefore not derecognized.

Rewards from native staking activities are recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The delegation of the Company’s ETH to validators represents an output of the Company’s ordinary activities. In this case our performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of ETH, which is non-cash consideration, measured at the fair value of ETH as of contract inception based on the quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Ethereum network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Ethereum Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its ETH by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are deducted. During the three months ended June 30, 2026 and 2025, fees paid to third-party asset managers of approximately $772 and $378, respectively, and custodians of approximately $299 and $76, respectively are recognized separately as operating expenses. During the six months ended June 30, 2026 and 2025, fees paid to third-party asset managers of approximately $2,026 and $378, respectively, and custodians of approximately $627 and $76, respectively are recognized separately as operating expenses.

On April 3, 2026, Sharplink entered into a mutual termination agreement (the “Galaxy Termination Agreement”) with Galaxy Digital Capital Management LP (“Galaxy”) in connection with the mutual termination of the asset management agreement between the Company and Galaxy, dated May 30, 2025, for certain discretionary investment-management services relating to the Company’s purchase of ETH (the “Galaxy Asset Management Agreement”). The Galaxy Asset Management Agreement terminated effective May 31, 2026.

On April 3, 2026, the Company also entered into a mutual termination agreement (the “ParaFi Termination Agreement” and, together with the Galaxy Termination Agreement, the “Termination Agreements”) with ParaFi Capital LP (“ParaFi”) in connection with the mutual termination of the asset management agreement between ParaFi and the Company, dated May 30, 2025, for certain discretionary investment-management services relating to the Company’s purchase of ETH (the “ParaFi Asset Management Agreement” and, together with the Galaxy Asset Management Agreement, the “Asset Management Agreements”).

Pursuant to the Termination Agreements, the Asset Management Agreements terminated effective May 31, 2026. Neither the Company nor Galaxy or ParaFi has any remaining or future obligations or commitments to the other parties under the Asset Management Agreements, other than amounts arising under the Termination Agreements. The Company was not required to pay Galaxy or ParaFi any termination fees or penalties in connection with the mutual termination. The decision to enter into the Termination Agreements reflects the Company’s continued evolution, including the addition of internal asset-management personnel, and was not the result of any disagreement with Galaxy or ParaFi.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Liquid Staking and Liquid Restaking Activities

We also participate in liquid staking and restaking arrangements, whereby ETH is deployed into third-party protocols in exchange for LST and LRTs, such as LsETH and weETH, respectively. Staking with Liquid Collective represents the Company’s liquid staking activities, under which ETH is contributed to the Liquid Collective staking pool and LsETH is minted and received in return. Staking with ether.fi represents the Company’s liquid restaking activities, under which ETH is deposited with ether.fi and weETH is received in return. weETH is the wrapped, non-rebasing form of eETH, the token minted upon staking of ETH, and is designed for DeFi compatibility.

Since LsETH and weETH are accounted for under ASC 350-30 (see Note 2(f)), increases in LsETH and weETH fair value while the Company remains staked with the liquid staking and restaking protocols are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking and restaking protocol. Additionally, LsETH and weETH are non-rebasing tokens, meaning its quantity remains fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH or weETH are redeemed and derecognized, measured at the fair value of ETH at contract inception, which is when the ETH were staked. Staking rewards received or receivable upon redemption and derecognition of LsETH or weETH are presented in “Revenues from staking, net” in the Company’s condensed consolidated statements of operations.

Upon staking ETH through the liquid staking and restaking protocols, the ETH is derecognized because the protocols obtain the ability to deploy and direct its use, and the LsETH and weETH tokens received concurrently are then recognized. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH and weETH received and included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2026, the Company staked ETH and received weETH and recognized a realized gain of $0 and $8,389, respectively.

When the Company initiates a redemption of LsETH or weETH, the Company derecognizes the LsETH and weETH at its carrying amount on the date the redemption request is accepted by the applicable protocol. At that time, the Company recognizes a receivable for the underlying ETH expected to be received upon completion of the protocol’s withdrawal process and additional staking rewards no longer accrue. The ETH receivable is initially measured at the fair value of the ETH expected to be received, including staking rewards, determined by the protocol’s exchange rate at the time of redemption. Any gain or loss on redemption is recognized in accordance with ASC 610-20 based on the difference between the ETH receivable and the cost basis of the LsETH or weETH at the time of redemption with such differences included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. Rebates earned from the liquid staking activities are received in non-cash consideration in the form of LsETH are reflected as revenue.

In LsETH and weETH redemption transactions, the Company is exposed to changes in the market price of ETH between the date the redemption request is initiated and the date ETH is received. The Company evaluates whether such ETH receivables contain embedded derivatives that require bifurcation and separate accounting under applicable accounting guidance, ASC 815, Derivatives and Hedging. Any identified embedded derivative is measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations until settlement of the receivable. As of June 30, 2026 and December 31, 2025, receivables outstanding from such transactions were $179 and $106, respectively, which are included in accounts receivable, net on the condensed consolidated balance sheets.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

During the six months ended June 30, 2026, the Company redeemed and derecognized 15,182 LsETH, and recognized the changes in the market price from the date of redemption to the date the ETH was received of $3,826, which is included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. All redemptions of LsETH occurred during the first quarter of 2026. Further, during second quarter of 2026, the Company traded 26,324 LsETH for 29,196 ETH and recognized the difference in fair value of the traded LsETH and the fair value of the received ETH of $1,737 which is included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations.

No weETH was redeemed during the three and six months ended June 30, 2026.

Protocol Incentives

On December 18, 2025, the Company executed a Strategic Partnership Agreement (“SPA”) with ether.fi, EigenCloud, Linea Consortium (a related party), and Consensys Software, Inc. (“Consensys”), (a related party), to bridge a minimum of $200 million of weETH from its treasury onto Linea, a zkEVM Layer 2 network, over an initial 24-month period. The execution of the deliverables of the SPA was performed with our qualified custodian Anchorage Digital Bank N.A. as the intermediary. During the three and six months ended June 30, 2026, we have restaked $205,844 in weETH onto Linea. See Note 10 - Commitments and Contingencies.

Separate from staking rewards from weETH at redemption, as denoted above in Liquid Staking and Liquid Restaking Activities, we are entitled to monthly protocol incentives from ether.fi, Linea, and EigenCloud under the SPA. We have concluded that ether.fi, Linea, and EigenCloud are each customers under ASC 606, as they provide consideration in exchange for our service of providing and maintaining TVL on Linea, which is an output of our ongoing treasury operations.

Protocol incentives are based on month-end TVL metrics and subject to contractual caps typically based on a maximum amount of units, paid in the form of ETH and weETH. Quantity of incentives earned is not known or calculable by the Company until the end of the month and until such time considered under ASC 606 guidance on variable consideration. Revenue from incentives are recognized over time as the Company satisfies its performance obligation of maintaining TVL, as customers simultaneously receive and consume the benefits of the service. Revenue is recognized on a monthly basis as the performance period is completed and the amount of consideration becomes determinable and no longer constrained, measured at the fair value of ETH and weETH at contract inception. We apply the variable consideration allocation exception in ASC 606-10-32-40, allocating each month’s variable consideration to the distinct monthly service period to which it relates. In accordance with ASC 606-10-32-21, such noncash consideration is measured at fair value at contract inception. Subsequent changes in the fair value of the underlying digital assets attributable solely to the form of consideration are not included in revenue and are recognized separately in earnings in accordance with applicable guidance as realized gains (losses) until the settlement date. As of April 2026, the contractual cap of 500,000 protocol incentive tokens with EigenCloud was met.

See Note 4 - Revenue Recognition for further disclosures

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

(h) Crypto Assets Receivable

When redemptions of LsETH or weETH are initiated and protocol incentives are recognized, the Company is exposed to changes in the market price of crypto assets between the date the redemption request is initiated or the incentive is recognized and the date the underlying assets are received.

Because settlement occurs in crypto assets whose fair value fluctuates between recognition and settlement, and after evaluating the criteria in ASC 815-10-15-83, Derivatives and Hedging, the Company concluded that the receivable contains an embedded derivative that is not clearly and closely related to the host contract and therefore requires bifurcation. The embedded derivative is measured at fair value, with changes in fair value recognized in earnings in “Realized gain (loss) on crypto assets, net” until settlement.

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

During the three and six months ended June 30, 2026, we recognized realized losses on incentive tokens earned, due to changes in fair value, of $304 and $514, respectively, and unrealized losses upon the receipt of rebate and incentive tokens of $82 and $100, respectively. As of June 30, 2026 and December 31, 2025, non-monetary receivables from liquid staking and liquid restaking activities were $179 and $106, respectively, and are included in accounts receivable on the condensed consolidated balance sheets. During the three and six months ended June 30, 2025, we did not have any redemptions or derecognition activities and therefore we did not receive any incentive tokens or rebate rewards.

(i) USDC stablecoin

USD stablecoin (“USDC”) is accounted for as a financial asset that can be redeemed on the basis of one USDC for one U.S. dollar on demand from the issuer. While not accounted for as cash or cash equivalents, the Company treats its USDC holdings as a liquidity resource. The Company’s USDC are held with qualified third-party custodians who provide secure storage and safeguarding of the Company’s USDC. The Company’s custodians do not obtain control over the Company’s USDC; therefore we continue to recognize USDC as our own for accounting purposes. During the six months ended June 30, 2026, we redeemed all of our USDC for U.S. dollars.

(j) Affiliate Marketing Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. For the three and six months ended June 30, 2026, the Company has recognized its revenue at a point in time for certain contracts and over time for other contracts. The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognized unbilled revenue when revenue is recognized prior to invoicing. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, and not to facilitate financing arrangements. The Company acts as an agent and records revenue net of commissions retained.

(k) Warrant Classification

The Company evaluates each freestanding warrant on its own shares to determine whether it should be classified as a liability or as equity. The Company first assesses whether the warrant meets the criteria for liability (or asset) classification under ASC 480, Distinguishing Liabilities from Equity. Warrants outside the scope of ASC 480 are then evaluated under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, to determine whether they are both (i) indexed to the Company’s own stock, applying the two-step model that considers any exercise contingencies and the instrument’s settlement provisions (generally a fixed-for-fixed settlement), and (ii) able to meet the additional conditions for equity classification. A warrant that satisfies both conditions is classified as equity, recorded in additional paid-in capital at issuance, and not subsequently remeasured. A warrant that does not is classified as a liability (or, where applicable, an asset), initially recorded at fair value and remeasured to fair value at each reporting date, with changes recognized in net income. As of June 30, 2026 and December 31, 2025, all warrants issued have been concluded to meet the conditions required for permanent equity classification. See Note 7 - Warrants.

(l) Fair Value Measurements

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

(m) Recently Issued Accounting Pronouncements Not Yet Adopted

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

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of Topic 270, provide a comprehensive listing of interim disclosures required by generally accepted accounting principles and establish a principle for disclosing events occurring since the end of the most recent annual reporting period that have a material effect on an entity. The amendments are effective for the Company’s interim reporting periods within the annual reporting period beginning January 1, 2028, with early adoption permitted. The Company is evaluating the effects of adoption and currently expects the amendments to affect primarily its interim disclosure processes and related controls.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 3 – Crypto Asset Holdings

Crypto Assets at fair value

The following table sets forth the units held, cost basis and fair value of crypto assets held at fair value, as shown on the condensed consolidated balance sheet as of June 30, 2026:

Balance, June 30, 2026
in thousands, except number of ETH	Units	Cost Basis	Fair Value
ETH	632,784	$2,432,200	$988,838

The following table sets forth the units held, cost basis and fair value of crypto assets held at fair value, as shown on the condensed consolidated balance sheet as of December 31, 2025:

Balance, December 31, 2025
in thousands, except number of ETH	Units	Cost Basis	Fair Value
ETH	640,026	$2,515,856	$1,899,683

Fair value represents the quoted (unadjusted) prices on the Coinbase exchange as of midnight UTC on the measurement date.

The following table represents a reconciliation of crypto assets held at fair value:

For the Six Months Ended June 30, 2026
Fair value as of December 31, 2025	$1,899,683
Purchases of ETH	16,110
ETH received from traded LsETH	43,866
Deposits of ETH into liquid staking activities	(197,455)
Receipt of ETH from redemption in liquid staking activities	32,497
Receipt and accrual of ETH from native staking activities	18,693
Receipt and accrual of ETH from liquid staking activities	2,650
Protocol incentive rewards received in ETH from liquid staking activities	361
Unrealized loss	(827,567)
Fair value as of June 30, 2026	$988,838

The following table represents a reconciliation of crypto assets held at fair value:

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	$-
Additions	529,214
Deposits of ETH into liquid staking activities	(465,343)
Receipt and accrual of ETH from native staking activities	29
Unrealized loss	(2,437)
Balance, June 30, 2025	$61,463

Crypto Assets at cost

The following table sets forth the units held, the cost basis less prior year impairment, impairment amount during the six months ended June 30, 2026, and carrying amount of crypto assets held at cost less impairment, for LsETH and weETH as shown on the condensed consolidated balance sheet as of June 30, 2026:

in thousands, except number of LsETH and weETH	Units	Cost	Impairment	Net
LsETH	163,083	$430,549	$(169,551)	$260,998
weETH	66,267	206,362	(98,212)	108,150
Total	229,350	$636,911	$(267,763)	$369,148

The following table sets forth the units held, cost basis, impairment amount during the year ended December 31, 2025, and carrying amount of crypto assets held at cost less impairment, as shown on the condensed consolidated balance sheet as of December 31, 2025:

in thousands, except number of LsETH	Units	Cost	Impairment	Net
LsETH	204,409	$641,120	$(140,208)	$500,912

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table represents a reconciliation of crypto assets held at cost, for LsETH and weETH specific activities:

For the Six Months Ended June 30, 2026
Balance, December 31, 2025	$500,912
LsETH traded for ETH	(42,129)
Receipt of weETH upon deposits of ETH into liquid restaking activities	205,844
Redemptions of LsETH from liquid staking activities at cost less impairment	(28,671)
Receipt of LsETH for rebate rewards	438
Receipt of weETH for protocol incentive rewards	517
Impairment loss	(267,763)
Balance, June 30, 2026	$369,148

The following table represents a reconciliation of crypto assets held at cost, for LsETH specific activities:

For the Six Months Ended June 30, 2025
Balance, December 31, 2024	$-
Receipt of LsETH into liquid staking activities	470,236
Impairment loss	(87,813)
Balance, June 30, 2025	$382,423

For the three months ended June 30, 2026 and 2025, the Company recorded an impairment loss of $76,093 and $87,813, respectively, and for the six months ended June 30, 2026 and June 30, 2025, the Company recorded an impairment loss of $267,763 and $87,813, respectively, related to its holdings of LsETH and weETH in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, see Note 2(f) Crypto Assets. The impairment is presented in “Impairment of crypto assets at cost” on the condensed consolidated statements of operations.

During the six months ended June 30, 2026, the Company redeemed and derecognized 15,182 LsETH, and recognized the changes in the market price from the date of redemption to the date the ETH was received of $3,826, which is included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. All redemptions of LsETH occurred during the first quarter of 2026. Further, during second quarter of 2026, the Company traded 26,324 LsETH for 29,196 ETH and recognized the difference in fair value of the traded LsETH and the fair value of the received ETH of $1,737 which is included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 4 – Revenue Recognition

The Company is currently engaged in ETH Treasury Management activities and Affiliate Marketing services.

ETH Treasury Management

The Company participates in the following revenue generating transactions: staking and restaking activities on the Ethereum blockchain; earned rewards for securing and validating transactions; and earned protocol incentives for providing and maintaining TVL on Linea.

Management has evaluated the nature of rewards received from liquid and restaking activities in accordance with the guidance in ASC 610-20 Gains and Losses from the Derecognition of Nonfinancial Assets and 606-10-50-4 Revenue from Contracts with Customers. Management applies the noncash consideration guidance in ASC 606-10-32-21 and measures the revenue at the fair value of ETH at contract inception. While included within the same line item, management has disclosed separately the amount of revenue attributable to liquid staking and liquid restaking versus native staking, and evaluated the associated risks and timing of reward recognition.

The following table provides additional breakdown of the Company’s revenue from staking activities:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Revenue from contracts with customers
Native staking rewards	$8,575	$18,693
Native staking fees	(279)	(682)
Protocol incentives earned in ETH and weETH	860	1,611
Rewards from native staking and liquid restaking, net	$9,156	$19,622

Revenue from contracts with non-customers
Liquid staking rewards	$1,844	$2,650
Rebates earned in LsETH	161	390
Rewards and rebates from liquid staking	2,005	3,040
Total revenue from staking, net	$11,161	$22,662

During the three and six months ended June 30, 2025, the Company generated revenue from native staking rewards only of $29.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following is a summary of crypto assets staked (in units) as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Unstaked ETH	39,937	55,582
Native staked ETH	592,847	584,444
Total LsETH	163,083	204,409
Total weETH	66,267	-
Total crypto assets	862,134	844,435

The following is a summary of total rewards earned from staking activities (in units) for the three and six months ended June 30, 2026:

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Native staked ETH	4,171	8,372
Redeemed liquid staked ETH	735	1,018
Total staking rewards	4,906	9,390

During the three and six months ended June 30, 2025, we did not earn any rewards from staking activities.

The following is a summary of accounts receivable from rebates and incentive rewards earned but not yet received as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Rebates receivable in LsETH	$51	106
Protocol incentive receivables in ETH	27	-
Protocol incentive receivables in weETH	101	-
Accounts receivable from rebate and protocol incentive rewards	$179	106

Affiliate Marketing

The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

For the three and six months ended June 30, 2026 and 2025, the Company has recognized its revenue at a point in time.

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

The Company did not have any major customers for the period ended June 30, 2026 or December 31, 2025.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 5 – Additional Balance Sheet Information

Accounts payable and accrued expenses

On December 15, 2025, the Company effected the separation of its former Co-Chief Executive Officer and entered into a severance agreement providing for cash payments to be made in installments beginning January 7, 2026 through December 15, 2026 and the acceleration of unvested RSUs (See Note 8 - Stock Compensation). As of June 30, 2026 and December 31, 2025, the Company recorded an accrued severance liability of $898 and $2,125, respectively, which was included in accounts payable and accrued expenses on the condensed consolidated balance sheets. As of December 31, 2025, also included in accounts payable and accrued expenses were cash bonuses of $3,183 and $5,040 of equity bonuses to be settled in Common Stock.

Note 6 – Equity

Preferred Stock

The Company has 15,000,000 shares of undesignated preferred stock authorized, par value of $0.0001. There is no undesignated preferred stock issued or outstanding as of June 30, 2026 and December 31, 2025.

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, Sharplink entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 600 shares of the Company’s Series A-1 Preferred Stock and 1,040 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of Sharplink’s Common Stock and 44,650 pre-funded warrants to purchase shares of Sharplink’s Common Stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, Sharplink no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding.

At-The-Market (“ATM”) Offerings

On May 2, 2024, the Company entered into an ATM Sales Agreement (the “May 2024 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which the Company may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of the Company’s Common Stock, having an aggregate offering price of up to $1.7 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the May 2024 ATM Sales Agreement. On February 4, 2025, the Company, under the terms of the ATM Sales Agreement, filed a prospectus supplement that amended the number of shares of Common Stock having an aggregate offering price of up to $1.8 million.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

On May 30, 2025, the Company entered into a second ATM Sales Agreement (the “May 2025 ATM Sales Agreement”) with A.G.P. relating to the sale of shares of the Company’s Common Stock from time to time, having an aggregate offering price of up to $1.0 billion (the “ATM Offering”).

On July 17, 2025, the Company entered into an amendment to the May 2025 ATM Sales Agreement (the “Amendment”) with A.G.P to increase the number of shares that may be sold from time to time in connection with the ATM facility from $1.0 to $6.0 billion; and to permit the forward sale of shares to be sold in the ATM Offering to master forward confirmation letter agreements. On July 17, 2025, the Company filed a supplement to the prospectus supplement with the SEC to address the Amendment and the forward sales agreements.

On July 17, 2025, the Company entered into a forward sales agreement to permit the forward sale of shares of the Company’s Common Stock to A.G.P. The forward sales agreement was outstanding for one week and was settled with the purchase of 6,800,000 shares for $201.1 million. The Company accounted for the forward sales agreement as an equity instrument as the agreement required for physical settlement in shares of the Company’s Common Stock and did not require or permit net cash settlement. Accordingly, the contract was recorded in equity, and no gains or losses were recognized in earnings during the periods. Upon settlement of the forward sales agreement, the proceeds were recorded as an increase to Common Stock and additional paid in capital as part of the ATM Offering.

On August 19, 2025, the Company entered into an Amended and Restated Sales Agreement (“Amended and Restated Sales Agreement”) (which amended and restated the May 2025 ATM Sales Agreement) to add additional sales agents to the ATM Offering and to make certain conforming changes.

Since entering into the Amended and Restated Sales Agreement in August of 2025, the Company has raised total gross proceeds of $2.1 billion from sales of shares under the Amended and Restated May 2025 ATM Sales Agreement.

Equity Offerings

$4.5 Million Offering

On May 20, 2025, the Company entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) for an offering of 34,000 shares of Common Stock and pre-funded warrants to purchase up to 1,496,612 shares of Common Stock. The shares were offered at an offering price of $2.94 per share. The gross proceeds from the May 20, 2025 Purchase Agreement, before deducting the placement agent fees and offering expenses, were approximately $4.5 million. See Note 7 – Warrants.

The issuance of shares and pre-funded warrants were recorded at the offering price within equity in accordance with ASC 505, Equity. Any amounts in excess of the par value of the shares were recorded in additional paid-in capital.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

$425 Million Offering

On May 26, 2025, the Company entered into a securities purchase agreement for a private placement in public equity (“PIPE”), offering (the “May 2025 PIPE Offering”) an aggregate of (i) 58,699,760 shares of Common Stock of the Company at an offering price of $6.15 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 10,400,553 shares of Common Stock at an offering price of $6.15 per pre-funded warrant. Each of the pre-funded warrants is exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, are immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the May 2025 PIPE Offering are exercised in full. The gross proceeds from the May 2025 PIPE Offering, before deducting the placement agents fees and offering expenses, were approximately $425 million funded in a combination of cash and Ether. On June 2, 2025, Sharplink launched its treasury reserve strategy with the commencement of its purchasing of ETH, serving as the Company’s primary treasury reserve asset. Consensys acted as the lead investor in the May 2025 PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. The Company also implemented native and liquid staking activities in the second quarter of 2025 to earn staking rewards from the Company’s digital assets held. See Note 3 – Crypto Asset Holdings, Note 7 – Warrants and Note 12 - Related Parties.

$200 Million Offering

On August 6, 2025, the Company entered into a securities purchase agreement (the “August 2025 Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August 2025 Offering”) an aggregate of 10,256,411 shares of the Company’s Common Stock. The price per share was $19.50, and the gross proceeds from the August Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200 million. In addition, on August 6, 2025, the Company entered into a placement agency agreement (the “August 2025 Placement Agency Agreement”) with A.G.P., as lead placement agent and SG Americas Securities, LLC, as co-placement agent (“SocGen,” and together with A.G.P., the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August 2025 Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August Offering. The August 2025 Offering closed on August 8, 2025.

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

$76.5 Million Offering

On October 15, 2025, the Company entered into a securities purchase agreement (the “October 2025 Purchase Agreement”) with an institutional investor to sell in a registered direct offering (the “October 2025 Offering”) an aggregate of 4,500,000 shares of the Company’s Common Stock (the “October 2025 Shares”). The price per October 2025 Shares was $17.00, and the gross proceeds from the October 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $76.5 million. The Company used the net proceeds received from the October 2025 Offering to acquire ETH as well as for general working capital purposes. Under the October 2025 Purchase Agreement, the Company also granted the investor 90-day premium purchase contracts, which expired on January 15, 2026, to purchase up to an additional 4,500,000 shares of Common Stock at an exercise price of $17.50 (the “Premium Purchase Contract” and the shares of Common Stock issuable upon exercise of the Premium Purchase Contracts, the “Premium Purchase Shares”). The Premium Purchase Contract was classified as an equity instrument, valued at $8.6 million and recorded in additional paid in capital. The remaining $67.9 million of the $76.5 million proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 7 - Warrants. The premium purchase contracts were not executed prior to the January 15, 2026 expiration date.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

$75 Million Offering

On June 22, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) to sell in a registered direct offering (the “June 2026 Offering”) an aggregate of 10,013,351 shares (the “Shares”) of the Company’s Common Stock. Under the Purchase Agreement, the Company also issued the Investor 10,013,351 warrants to purchase up to 10,013,351 shares of Common Stock (the “Warrants” and the shares underlying the Warrants, the “Warrant Shares”). Each Warrant has an exercise price of $8.15 per share, is immediately exercisable and will expire four years from the date of issuance. If the Warrants are fully exercised, the Company will receive approximately $81.6 million in additional aggregate gross proceeds. The price per unit was $7.49, and the gross proceeds from the June 2026 Offering, before deducting the placement agent fees and offering expenses, were approximately $75.0 million, with net proceeds of $73.3 million after deducting placement agent fees and offering expenses of $1.7 million, which were recorded in additional paid in capital. The Offering closed on June 23, 2026. The Company intends to use the net proceeds received from the June 2026 Offering to acquire ETH, repurchase shares of Common Stock and general working capital purposes. The Warrants Shares issued in the June 2026 Offering were classified as an equity instrument, valued at $28.5 million using the relative fair value method and recorded in additional paid in capital. The remaining $46.5 million of the $75.0 million gross proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 7 - Warrants.

On June 22, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as sole placement agent (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent as the exclusive placement agent in connection with the June 2026 Offering. Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a cash fee equal to 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the June 2026 Offering.

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

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

During the year ended December 31, 2025, the Company repurchased 1,938,450 shares of its Common Stock for $31.7 million During the three months ended June 30, 2026, the Company repurchased 2,132,773 shares of its Common Stock for $10.0 million. There were no repurchases during the first quarter of 2026. All repurchased shares are recorded as treasury stock.

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

Note 7 – Warrants

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2026:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2025	22,616,449	$5.48	3.54
Exercises of pre-funded warrants	(11,817,165)	0.00	-
Issued	10,013,351	8.15	-
Expired	(4,500,000)	17.50	-
Outstanding as of June 30, 2026	16,312,635	$7.77	3.96

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

During the six months ended June 30, 2026, the Company issued 5,462,952 shares of its Common Stock upon the exercise of 5,462,952 pre-funded common stock warrants with an exercise price of $0.0001, which were held by Consensys, a related party (see Note 12 - Related Parties). As of June 30, 2026, Consensys also holds 3,455,019 warrants to purchase the Company’s Common Stock with exercise prices ranging from $6.15- $8.00 and expire in May 2030 that were issued in connection with a Strategic Advisory Agreement entered into May 2025 (see below).

During the six months ended June 30, 2026, the Company issued 6,354,213 shares of its Common Stock upon the exercise of 6,354,213 pre-funded Common Stock warrants with an exercise price of $0.0001, which were held by our Chairman of our Board, who is also the CEO of Consensys. As of June 30, 2026, the Chairman still holds 80,000 pre-funded Common Stock warrants with an exercise price of $0.0001 which expire May 2030.

In the June 2026 Offering (see Note 6 - Equity), the Company issued the Investor 10,013,351 warrants to purchase up to 10,013,351 shares of Common Stock. Each warrant has an exercise price of $8.15 per share, is immediately exercisable and will expire four years from the date of issuance. The warrants met the criteria for classification within stockholders’ equity as permanent equity, with no subsequent remeasurement required. The fair value of each warrant is estimated on the date of grant using a Black Scholes option-pricing model (“BSOPM”). The Company uses historical option exercise and termination data to estimate the term the options are expected to be outstanding or the contractual term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the option issue date. Due to a lack of historical trading of the Company’s own stock, since becoming a digital asset treasury in May 2025 the expected volatility is based on a weighting of historical volatilities of peer companies and the Company’s own volatility (since May 2025) over the expected term of the warrant.

The fair value of each warrant is estimated on the date of grant using the BSOPM and the following assumptions:

June 30, 2026
Expected volatility	96.91%
Expected dividends	0.00%
Expected term (years)	4.00
Risk-free rate	4.27%
Strike price	$8.15
Fair value per share of underlying Common Stock on grant date	$4.97

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Following is a summary of the Company’s warrant activity for the six months ended June 30, 2025:

	Number of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2024	50,569	$1.07	7.71
Exercised	(94,967)	-	-
Issued	18,160,847	2.49	4.94
Expired	-	-
Outstanding as of June 30, 2025	18,116,449	$2.49	4.91

During the three and six months ended June 30, 2025, the Company recognized $16,379 of stock-based compensation expense for 3,455,019 of Strategic Advisor Warrants to purchase shares of common stock issued to Consensys in conjunction with a Strategic Advisory Agreement. The Strategic Advisor Warrants have various exercise prices as follows: (i) 1,382,007 shares of Common Stock at an exercise price of $6.15 per share of Common Stock; (ii) 691,004 shares of Common Stock at an exercise price of $6.77 per share of Common Stock; (iii) 691,004 shares of Common Stock at an exercise price of $7.38 per share of common stock; and (iv) 691,004 shares of Common Stock at an exercise price of $8.00 per share of Common Stock. See Note 12 - Related Parties.

The Company recognized $12,864 of stock-based compensation expense recognized as contra-equity for the 2,764,013 Placement Agent Warrants to purchase shares of Common Stock issued to the Agent in conjunction with the May 2025 PIPE Offering. The warrants have an exercise price of $7.68 per share of Common Stock.

All other warrants issued during the three and six months ended June 30, 2025, were issued in connection with our PIPE Offerings as pre-funded warrants as disclosed in Note 6 - Equity.

Note 8 – Stock Compensation

Inducement Award Plan

On August 19, 2025, the board of directors (the “Board”) of the Company, then known as SharpLink Gaming, Inc., adopted the SharpLink Gaming, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Board reserved 3,000,000 shares of the Company’s Common Stock for issuance under the Inducement Award Plan, including restricted stock units (time-based and performance-based), subject to adjustment as provided in the plan document.

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

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans. The Company has the following equity plans: Sharplink Ltd. 2021 Equity Incentive Plan and Sharplink, Inc. 2023 Equity Incentive Plan

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The Company did not grant any stock options for the three and six months ended June 30, 2026 and 2025, respectively. The Company recognized stock compensation expense for stock options of $0 and $37 for the three months ended June 30, 2026 and 2025, respectively, and $1 and $73 for the six months ended June 30, 2026 and 2025, respectively.

The summary of activity under the plans as of June 30, 2026, and change during the six months ended June 30, 2026, is as follows:

			Weighted
		Weighted	average
	Shares of	average	remaining	Aggregate
	Common	exercise	contractual	intrinsic
	Stock	price	term	value
Outstanding as of December 31, 2025	8,906	$91.56	2.50	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,760)	-
Outstanding as of June 30, 2026	3,146	$122.88	6.16	$-
Exercisable as of June 30, 2026	3,146	$122.88	6.16	$-

The summary of activity under the plans as of June 30, 2025, and change during the six months ended June 30, 2025, is as follows:

Weighted
		Weighted	average
	Shares of	average	remaining	Aggregate
	Common	exercise	contractual	intrinsic
	Stock	price	term	value
Outstanding as of December 31, 2024	9,022	$91.08	7.60	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of June 30, 2025	9,022	$91.06	7.10	$-
Exercisable as of June 30, 2025	7,214	$95.85	7.10	$-

Restricted Stock Units

The Company’s Compensation Committee recommended to the Board and the Board approved the granting of certain restricted stock units (“RSUs”) to employees and the Board that vest over the passage of time as well as performance based restricted stock units.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following is a summary of RSU activity for the six months ended June 30, 2026:

		Weighted
	Number of	Average Grant
	RSU Shares	Date Fair Value
Outstanding as of December 31, 2025	1,594,205	$14.26
Granted	760,241	9.54
Cancelled	(78,120)	19.27
Vested	(960,467)	14.00
Outstanding and unvested as of June 30, 2026	1,315,859	$17.79

The following is a summary of RSU activity for the six months ended June 30, 2025:

		Weighted
	Number of	Average Grant
	RSU Shares	Date Fair Value
Outstanding as of December 31, 2024	12,501	$7.80
Granted	29,168	-
Cancelled	-	-
Vested	(37,502)	1.98
Outstanding and unvested as of June 30, 2025	4,167	$8.89

Restricted Stock Units - Time Based

The Company recognized stock compensation expense for time based RSU awards of $2,490 and $261 for the three months ended June 30, 2026 and 2025, respectively, and $5,423 and $294 for the six months ended June 30, 2026 and 2025, respectively. The total unrecognized compensation cost related to unvested time based RSUs as of June 30, 2026 was $23,960 and will be recognized through 2029 for 1,315,859 unvested RSUs. During the six months ended June 30, 2026, the grant date fair value of the vested and issued restricted stock was $13,450.

Restricted Stock Units - Performance Based

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the design of performance based restricted stock units (“Performance RSU”) for certain executive officers. The awards are intended to vest based on the achievement of specified financial and operational performance metrics over a three annual performance periods, subject to continued service through the end of each annual performance period. The Company recognizes the stock-based compensation expense in connection with the Performance RSUs when they are granted or at the service inception date if the service inception date precedes the grant date. As of June 30, 2026, a grant date had not yet been established for 49,265 Performance RSUs because certain performance conditions and award parameters remained subject to the final determination by the Board of Directors. The Company remeasures the fair value of the award at each reporting date, as the service date preceded the grant date. In the period in which the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. For the three and six months ended June 30, 2026, the Company recognized $566 and $632, respectively, in stock compensation expense. Unamortized stock compensation expense of $4 will be recognized through 2026 for 49,265 unvested RSUs.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

On June 29, 2026, the Compensation Committee certified achievement of the maximum performance level (200% of target) for the first annual performance cycle (July 1, 2025 through June 30, 2026) for three of the Company’s executive officers, and amended the related 2025 Performance RSU award agreements to provide that units earned for each annual performance cycle vest at the end of that cycle, rather than cliff-vesting at the original July 24, 2028 vesting date. The vesting amendment shortened the requisite service period for the first tranche of these awards from approximately 35 months to approximately 10 months, which the Company accounted for as a change in accounting estimate, recognizing the cumulative effect in the three months ended June 30, 2026.

The accounting grant date for the first tranche is June 29, 2026 for two of these executive officers, whose awards the Compensation Committee approved under its charter authority, and July 3, 2026 for the remaining executive officer, whose award required and received approval by unanimous written consent of the Board of Directors. Because the June 29, 2026 grant date occurred within the second quarter of 2026 and those two awards were fully vested at June 30, 2026, they were measured at the June 29, 2026 grant-date fair value of $4.92 per unit and fully recognized in the three and six months ended June 30, 2026, with no further cost recognized thereafter. The remaining executive officer’s first-tranche award was unvested at June 30, 2026; the second-quarter cost was measured at the June 30, 2026 reporting-date fair value of $4.80 per unit, and cumulative cost will be trued up to the $5.31 grant-date fair value in the third quarter of 2026, when the July 3, 2026 grant date occurs. Also see Note 14- Subsequent Events.

Net Share Settlement of Restricted Stock Units

Upon vesting of certain RSUs, the Company withholds a portion of the shares otherwise issuable to satisfy the employees’ statutory tax withholding obligation. As a result, the number of shares ultimately issued is less than the number of RSUs vested. During the period ended June 30, 2026, RSUs representing 960,467 shares vested on a gross basis, of which 74,539 were issued to employees not subject to net share settlement, and 382,699 shares were withheld to satisfy tax withholding obligations, which resulted in 503,229 net shares issued to employees, executives and our former Co-CEO. The shares withheld are treated as a repurchase of Common Stock and recorded as a reduction of $(3,068) to additional paid-in-capital.

Note 9 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the six months ended June 30, 2026 was 0.20%, primarily due to the full valuation allowance for the Company’s deferred tax assets as of June 30, 2026, as well as the current tax expense of $(2,181) for the six months ended June 30, 2026. At each reporting period, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At June 30, 2026, management has determined that there is not sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

Although the Company maintains a full valuation allowance against its net deferred tax assets, the Company has been, and expects to continue to be, a net taxpayer on a quarterly and annual basis, resulting in the recognition of current income tax expense and the payment of cash income taxes. This is primarily attributable to the recognition of LsETH and weETH staking rewards being recognized for income tax purposes as revenue. LsETH and weETH staking rewards are recognized as revenue for financial reporting purposes only when the LsETH or weETH are redeemed and derecognized, measured at the fair value of ETH at contract inception, which is when the ETH were staked. Further, the Company has limited ability to utilize its Net Operating Losses available to offset current year taxable income due to the 80% limitation on the utilization of post-2017 federal Net Operating Losses under Section 172 of the Internal Revenue Code.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

The Company has entered into certain capital markets arrangements in connection with its Amended and Restated May 2025 ATM Sales Agreement (see Note 6-Equity) that include broker compensation provisions contingent upon future sales activity. Certain of these arrangements provide for a minimum broker fee over a specified period, which would be payable only in the event that aggregate fees generated under the ATM Offering do not meet the specified minimum threshold over a one-year period ending August 2026. In July 2026, the Company received confirmation that it will not be required to make any payment under these provisions, thereby eliminating the contingency. No liability had been accrued related to these arrangements as of period ended June 30, 2026 and December 31, 2025.

Linea Deployment Commitment

On December 18, 2025, the Company entered into a Strategic Partnership Agreement with Consensys Software Inc., Linea, ether.fi, and EigenCloud (the “Linea Agreement”), under which the Company committed to bridge and maintain a minimum of $200.0 million of ETH and weETH on the Linea network over a two-year term. The Company was required to reach the $200.0 million minimum within six months of the effective date and to maintain deployed assets at or above that threshold for the remainder of the term of the agreement. The Company satisfied the minimum deployment requirement during the first quarter of 2026, and as of June 30, 2026 remained in compliance with the maintenance threshold. Although the Company has no intention of reducing its commitment below the contractual minimum at this time, a reduction of deployed assets below the $200.0 million floor may expose the Company to damages beyond the return of the deployed assets provided it is determined the reduction constituted a material breach of the contract. The Company’s assessment of any damages from a contractual breach under the Linea Agreement to be remote and, therefore, has not recorded a liability.

Office Lease

In April 2026, the Company entered into a sublease for office space in New York, New York, which commenced on May 1, 2026 and expires on November 30, 2027. The Company accounts for the arrangement as an operating lease under ASC 842 and, having elected the risk-free rate practical expedient, measured the lease liability at commencement using a discount rate of 3.73%. At June 30, 2026, the Company had recorded a right-of-use asset of approximately $180, included in other assets, and a corresponding operating lease liability of approximately $202, with $86 in other liabilities and $116 in accounts payable and accrued expenses, on the condensed consolidated balance sheet. Lease cost is recognized on a straight-line basis over the lease term, and future undiscounted lease payments total approximately $208 through November 30, 2027

Risks and Uncertainties

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

A portion of the Company’s ETH is deployed in liquid staking protocols. Staked ETH, LsETH and weETH remain accessible to the Company, subject to the applicable unbonding or withdrawal periods of the underlying protocol. The Ethereum network permits withdrawals of staked ETH, and the Company has the ability to request and receive withdrawals in the normal course of business. The Company also assesses whether staking-related lock-ups or protocol-level withdrawal queues create any restrictions that would affect liquidity or the timing of settlement of obligations.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The Company’s crypto assets are subject to fair value volatility. Changes in market prices directly affect the carrying value of crypto assets measured at fair value and may result in unrealized gains or losses. For crypto assets measured at cost less impairment, declines in observable market prices may result in impairment charges. During the three months ended June 30, 2026 and 2025, the Company recognized a net fair value unrealized loss on its ETH of $(320,921) and $(2,437) and an impairment loss on its LsETH and weETH of $(76,093) and $(87,813), respectively. During the six months ended June 30, 2026 and 2025, the Company recognized a net fair value unrealized loss on its ETH of $(827,567) and $(2,437) and an impairment loss on its LsETH and weETH of $(267,763) and $(87,813), respectively. These unrealized losses and impairment losses reflect the decline in ETH prices during the periods.

During the three and six months ended June 30, 2026, we recognized realized losses on incentive tokens earned, due to changes in fair value, of $304 and $514, respectively, and unrealized losses upon the receipt of rebate and incentive tokens of $82 and $100, respectively.

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

Master Lender Agreement

On November 26, 2025, the Company entered into a Master Lender Agreement (“Master Lender Agreement”) with FalconX Charlie Inc. (“FalconX”), whereas the Company may borrow U.S. dollars or specified digital assets under individually negotiated term sheets. Borrowings under the Master Lender Agreement are secured by collateral in the form of U.S. dollars, digital assets or eligible securities and are subject to initial collateral ratio and ongoing margin maintenance requirements. There is no defined minimum or maximum loan amount and FalconX has no obligation to approve a lending request. A monthly Loan Fee is calculated by the Lender and agreed on between FalconX and the Company. The Master Lender Agreement also contains normal representations and warranties and includes provisions on hard forks and a termination event tied to specific valuation thresholds. The Master Lender Agreement remains in effect until terminated by either party, provided any outstanding borrowings are repaid in full. There were no borrowings under the Master Lender Agreement during the six months ended June 30, 2026.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 11 – Net Loss Per Share

Basic net loss per share is calculated by dividing net loss available to Common Stockholders by the weighted-average number of Common Stock outstanding during the period excluding the effects of any potentially dilutive securities. As of June 30, 2026, the Company has issued and outstanding prefunded warrants that are exercisable at a nominal price and exercisable at any time by the holder (see Note 7 - Warrants). As such, the prefunded warrants have been determined to be equivalent to Common Stock and included in basic weighted-average Common Stock outstanding.

Diluted net loss per share is computed similarly to basic loss per share, except that the denominator is increased to include the number of additional Common Stock that would have been outstanding if potential shares of Common Stock had been issued if such additional Common Stock were dilutive.

As the Company had net loss from operations for the three and six months ended June 30, 2026 and June 30, 2025, the following presents anti-dilutive securities excluded from basic and diluted net loss per share calculated on the statement of operations as their inclusion would have been anti-dilutive.

	Three and Six Months Ended June 30, 2026	Three and Six Months Ended June 30, 2025
Anti-Dilutive:
Warrants	16,232,635	6,219,284
Prefunded warrants	-	11,817,165
Stock options	3,146	9,022
Unvested restricted stock Units	1,315,859	4,167
Total Anti-dilutive	17,551,640	18,049,638

Note 12 – Related Parties

Warrants

As discussed in Note 7 – Warrants, the Company has warrants issued and outstanding that are held by its Chairman of the Board (who also serves as CEO of Consensys), as well as warrants issued directly to Consensys, both of which are considered related parties. During the six months ended June 30, 2026, the Chairman and Consensys exercised pre-funded warrants, resulting in the issuance of 11,817,165 shares of Common Stock.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Linea Consortium

The Company is a founding member of the Linea Consortium, along with Consensys, a leading governance body supporting the development of Ethereum’s most aligned Layer 2 blockchain network. See Note 10 - Commitments and Contingencies.

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

As a result, the Company operates two reportable segments under ASC 280, Segment Reporting, ETH Treasury Management and Affiliate Marketing.

ETH Treasury Management

In June 2025, the Company launched an ETH-centered treasury strategy and established ETH Treasury Management as a dedicated operating segment, delivering recurring, yield-based revenue and returns. The staking revenues are derived from the rewards the Company earns by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. The Company delegates ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance. Our ETH Treasury Management segment includes both native and liquid staking and restaking activities. In addition to the staking and restaking activities, the ETH Treasury Management segment receives monthly protocol incentives from ether.fi, Linea, and EigenCloud under the SPA in exchange for providing and maintaining TVL on Linea. Total ETH Treasury Management net loss from operations before income taxes was $(393,214) and $(1,077,546) for the three and six months ended June 30, 2026, respectively, and $(101,926) and $(101,926) for the three and six months ended June 30, 2025, respectively.

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

Total Affiliate Marketing net loss from operations before income taxes was $(61) and $(108) for the three and six months ended June 30, 2026, respectively, and $(1,470) and $(2,442) for the three and six months ended June 30, 2025, respectively.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment as of the periods ended June 30, 2026:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$55,561	$634	$56,195
Crypto assets at fair value	988,838	-	988,838
Crypto assets at cost	369,148	-	369,148
Other assets	1,792	119	1,911
Total consolidated assets	$1,415,339	$753	$1,416,092

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

The following table presents significant segment revenues and expenses regularly provided to and reviewed by the CODM for each operating segment for the three months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	ETH Treasury Management	Affiliate Marketing	Total Consolidated	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from staking	$11,161	$-	$11,161	$29	$-	$29
Revenue from affiliate marketing	-	367	367	-	668	668
Total revenue	11,161	367	11,528	29	668	697

Gains and (losses) from operations
Realized gain on crypto assets, net	1,433	-	1,433	5,374	-	5,374
Unrealized loss on crypto assets at fair value, net	(321,003)	-	(321,003)	(2,437)	-	(2,437)
Total gains (losses) from operations, net	(319,570)	-	(319,570)	2,937	-	2,937

Less:
Cost of revenues from affiliate marketing	-	258	258	-	488	488
Salaries and benefits	2,523	143	2,666	119	741	860
Stock-based compensation	3,055	-	3,055	16,379	298	16,677
Bank fees	299	-	299	76	7	83
Asset manager fees	772	-	772	378	-	378
Accounting and Legal expenses	906	-	906	83	283	366
Impairment of crypto assets at cost	76,093	-	76,093	87,813	-	87,813
Other segment expenses (1)	1,157	27	1,184	44	321	365
Segment net loss from operations before income taxes	$(393,214)	$(61)	$(393,275)	$(101,926)	$(1,470)	$(103,396)

(1)	- other segment items included in Segment net loss include: professional fees, general and administrative, insurance, other income and expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table presents significant segment expenses regularly provided to and reviewed by the CODM for each operating segment for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	ETH Treasury Management	Affiliate Marketing	Total Consolidated	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from staking	$22,662	$-	$22,662	$29	$-	$29
Revenue from affiliate marketing	-	924	924	-	1,410	1,410
Total revenue	22,662	924	23,586	29	1,410	1,439

Gains and (losses) from operations
Realized gain on crypto assets, net	13,438	-	13,438	5,374	-	5,374
Unrealized loss on crypto assets at fair value, net	(827,667)	-	(827,667)	(2,437)	-	(2,437)
Total gains (losses) from operations, net	(814,229)	-	(814,229)	2,937	-	2,937

Less:
Cost of revenues	-	690	690	-	1,098	1,098
Salaries and benefits	4,953	285	5,238	119	1,045	1,164
Stock-based compensation	6,056	-	6,056	16,379	367	16,746
Bank fees	627	-	627	76	9	85
Asset manager fees	2,026	-	2,026	378	-	378
Accounting and Legal expenses	2,157	-	2,157	83	657	740
Impairment of crypto assets at cost	267,763	-	267,763	87,813	-	87,813
Other segment expenses (1)	2,397	58	2,455	44	676	720
Segment net loss from operations before income taxes	$(1,077,546)	$(108)	$(1,077,654)	$(101,926)	$(2,442)	$(104,368)

(1)	- other segment items included in Segment net loss include: professional fees, general and administrative, insurance, other income and expenses.

Revenue by Geographic Location

Summarized revenues by country in which the Company operated for the three and six months ended June 30, 2026 and 2025 are shown below. All ETH Treasury Management revenue occurred within the United States.

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026
United States	11,169	$22,728
Rest of the World	359	858
Revenue	11,528	$23,586

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
United States	178	$408
Rest of the World	519	1,031
Revenue	697	$1,439

The Company does not have material assets in foreign jurisdictions.

Note 14 – Subsequent Events

Restricted Stock Units - Performance Based

On July 3, 2026, the Board of Directors approved the target award level for the first performance cycle (July 1, 2025 through June 30, 2026) of the Chief Executive Officer’s performance-based RSUs, establishing the accounting grant date for the first tranche of that award. The units earned at the Compensation Committee’s certified maximum performance level (200% of target), totaling 98,530 units, vested upon the Board’s approval and were measured at a grant-date fair value of $5.31 per unit for an aggregate grant-date fair value of $523. Because the grant date and vesting occurred after June 30, 2026, these units were not included in the restricted stock units released, or in the related net share settlement, presented in Note 8 as of June 30, 2026.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Upon settlement, the Company withheld 50,124 shares to satisfy $266 of statutory tax withholding obligations, resulting in 48,406 net shares issued to the Chief Executive Officer. The shares withheld will be treated as a repurchase of Common Stock in the third quarter of 2026.

The Chief Executive Officer’s second-quarter 2026 compensation cost for this tranche was measured at the June 30, 2026 reporting-date fair value of $4.80 per unit. Upon establishment of the July 3, 2026 grant date, cumulative compensation cost will be adjusted to the $5.31 grant-date fair value, resulting in additional stock-based compensation expense of approximately $50 to be recognized in the third quarter of 2026.

Grants of Restricted Stock Units

In July 2026, the Company granted ten RSUs awards to its executive officers under its equity incentive plan, consisting of five time-based awards covering an aggregate of approximately 1,456,375 shares and five performance-based awards covering an aggregate of approximately 728,183 shares. The time-based awards vest over their respective requisite three-year service periods. The performance-based awards vest over three annual performance periods, with the first performance period ending on June 30, 2027, subject to the Company’s evaluation of the applicable performance metrics as of that date. Because those performance metrics are subjective and will not be established until that evaluation is completed, a mutual understanding of the awards’ key terms and conditions does not yet exist and, accordingly, a grant date has not been established for the performance-based awards under ASC 718.

Launch of Galaxy Sharplink Onchain Yield Fund

On August 7, 2026, the Company and Galaxy Digital executed definitive agreements establishing the Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”), a $125.0 million institutional investment vehicle designed to deploy ETH into professionally managed onchain yield strategies. The Fund launched with aggregate capital commitments of $125.0 million, consisting of a $100.0 million capital commitment from the Company and a $25.0 million capital commitment from Galaxy Digital. The Company’s commitment is expected to be funded in accordance with the terms of the partnership agreement. Galaxy Digital serves as the Fund’s investment manager and is responsible for opportunity sourcing, risk management and capital deployment. The Company participates in the Fund as a limited partner. The Fund is intended to maintain exposure to ETH and associated staking rewards while deploying capital into targeted onchain yield strategies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning our treasury strategy, capital allocation, expectations for the Ethereum network and the broader digital asset market, competition, future operations, future financial position, staking and yield activity, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, as amended, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. We do not assume any obligation to update any forward-looking statements.

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

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Sharplink,” “Sharplink US,” “our Company,” “we,” “our,” and “us” refer to Sharplink, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Business Overview

Headquartered in Miami, Florida, Sharplink undertook a significant strategic shift in June 2025 by becoming one of the world’s largest publicly traded companies to adopt Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. The strategy is designed to combine disciplined public-market capital allocation with active, risk-managed treasury operations to increase ETH held per share over time and support long-term shareholder value. The Company also operates an online affiliate marketing company that delivers fan activation solutions to sportsbook and online casino gaming partners.

Sharplink has concurrently realigned its corporate structure to support this strategic transition by organizing its activities into two distinct reportable segments. This segmentation is intended to enhance transparency into the Company’s operating performance and provide investors with clearer insight into the underlying drivers of revenue, expenses and capital allocation priorities across the business. As the ETH treasury and related revenue platform scale, management also expects this structure to support disciplined capital deployment and greater operating leverage across the Company’s corporate infrastructure.

1) ETH Treasury Management

The Company seeks to benefit from its ETH-focused treasury strategy through two primary drivers: (i) yield and other returns generated from staking and related on-chain treasury activities and (ii) through potential appreciation in the market value of ETH. Through qualified custodians, the Company participates in native staking by delegating ETH to third-party validators operating on Ethereum’s proof-of-stake (“PoS”) network, earning protocol-level rewards in accordance with prevailing network conditions.

The Company also utilizes liquid staking and restaking arrangements, whereby ETH is deployed into third-party protocols in exchange for liquid staking tokens (“LSTs”) and liquid restaking tokens (“LRTs”), including instruments such as LsETH and weETH. These arrangements allow the Company to maintain exposure to underlying staked ETH while accessing additional on-chain liquidity and yield opportunities. In certain cases, the Company earns incentive-based revenue from third-party programs designed to promote ecosystem participation, including rewards tied to maintaining total value locked (“TVL”) within specific blockchain environments.

On December 18, 2025, the Company entered into a Strategic Partnership Agreement (the “SPA”) with ether.fi, EigenCloud, Linea Consortium (“Linea”), a related party, and Consensys Software, Inc. (“Consensys”), a related party, pursuant to which the Company agreed to bridge and maintain weETH from its treasury on Linea, a zero-knowledge Ethereum Virtual Machine (“zkEVM”) Layer 2 network, over an initial 24-month period through Anchorage Digital Bank N.A., its qualified custodian. Consensys will not receive any fees or commission on the Company’s deployment of ETH on Linea. In addition to the staking and restaking rewards reflected in the weETH conversion rate, the Company is entitled under the SPA to monthly protocol incentives funded by ether.fi, Linea and EigenCloud based on month-end TVL metrics, subject to contractual caps and payable in the form of ETH and weETH. The Company accounts for the protocol incentives as revenue under ASC 606 because ether.fi, Linea and EigenCloud provide consideration in exchange for the Company’s service of providing and maintaining TVL on Linea. Revenue is recognized over each monthly service period as the Company satisfies its performance obligation and the amount of consideration becomes determinable and is no longer constrained; subsequent changes in the fair value of the digital assets attributable solely to the form of consideration are recognized separately in earnings.

The Company’s staking infrastructure, custody relationships and operational controls are structured to meet the governance, security and oversight standards expected of a public company. These arrangements are intended to support safe participation in Ethereum’s PoS network and related protocols while maintaining compliance with applicable regulatory, risk-management and financial-reporting requirements.

2) Affiliate Marketing

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

Key Growth Strategies

Sharplink’s growth strategy is focused on disciplined capital allocation, compounding ETH Concentration, increasing the productivity of its ETH treasury and leveraging its scale while preserving strategic flexibility as the Ethereum ecosystem and digital asset treasury segment evolve. The Company seeks to support long-term shareholder value through the following key initiatives:

●	Active Treasury Management and ETH-Denominated Return Generation. Sharplink seeks to make its ETH productive through native staking, liquid staking and restaking, protocol incentives and selected on-chain treasury activities, where appropriate and consistent with our risk-management objectives. We may pursue these activities internally and through select third-party protocols, qualified custodians and other partners. Staking provides a foundational return, while selected treasury activities are intended to generate incremental, risk-adjusted ETH-denominated rewards or other returns above that baseline while maintaining liquidity, security and operational controls. These activities are subject to market, protocol, counterparty, smart-contract, liquidity and other risks and may not generate returns above the native-staking baseline.
●	Institutional-Grade ETH Staking and Asset Utilization. Sharplink has developed processes and oversight frameworks for participating in Ethereum’s PoS network through qualified custodians and third-party validators and for evaluating liquid staking, restaking and related asset-utilization opportunities. We seek to enhance the productivity of our ETH holdings while maintaining institutional standards for custody, liquidity, risk management, compliance and financial reporting. We believe the operating experience developed through these activities may improve our ability to evaluate and execute future treasury opportunities.
●	Balance Sheet Optimization and Capital Formation. Our balance sheet and access to public capital markets provide flexibility to pursue growth through equity issuances, equity-linked or other financings and other capital-allocation actions, subject to market conditions. We may also elect to pledge a portion of our ETH as collateral in select loan transactions when management determines that the terms are appropriate and consistent with our treasury strategy. Capital raised may be used to acquire ETH, support treasury or strategic initiatives or meet other corporate needs, and we may repurchase shares when management believes doing so is accretive, subject to available capital, applicable law and other considerations. We evaluate these decisions based on their expected long-term impact on ETH Concentration, liquidity, risk and shareholder value. Any ETH-secured borrowing would expose us to collateral-maintenance, repayment and liquidation risks.
●	Strategic Expansion of ETH Holdings. We intend to grow our ETH treasury through disciplined deployment of capital and, where appropriate, capital formation, subject to market conditions, risk-management parameters, liquidity needs and internal governance policies. We evaluate ETH acquisitions, treasury deployment and share repurchases based on their expected long-term effect on ETH Concentration and shareholder value.
●	Positioning Within Expanding Institutional Use of Ethereum. The Company manages its ETH treasury with an awareness of broader institutional and enterprise adoption of Ethereum-based infrastructure, including for stablecoin settlement, tokenization of real-world assets, institutional decentralized finance and emerging agentic finance. While Sharplink does not operate Ethereum or control its adoption, we believe an ETH-focused treasury aligns our balance sheet with a network that is increasingly used within institutional and commercial ecosystems. We may also selectively support independent organizations and strategic partnerships when management believes doing so may strengthen Ethereum’s utility, resilience or institutional readiness and provide potential long-term benefits to our treasury; such organizations operate independently of us.
●	Strategic Mergers, Acquisitions and Consolidation Opportunities. As the digital asset treasury segment matures, we may evaluate mergers, acquisitions, investments or other business combinations that could increase scale, add complementary assets or treasury capabilities, acquire operating businesses that may benefit from our ETH holdings and balance sheet, or consolidate participants in a fragmented market. Our balance sheet scale, internal treasury capabilities and access to liquidity may provide flexibility to pursue such opportunities; however, there can be no assurance that any transaction will be identified or completed or that any completed transaction will achieve its anticipated benefits.
●	Operational and Governance Differentiation. We seek to strengthen our competitive position through disciplined treasury policies, qualified custody, transparent disclosure, internal controls and governance practices tailored to digital asset treasury management. As investor and regulatory scrutiny of digital asset exposure evolves, we believe consistent execution, risk-management discipline and institutional-grade controls may support broader market acceptance and long-term shareholder value. As the treasury and related revenue platform grow, we also seek to leverage our corporate infrastructure across a larger asset and revenue base.
●	Adaptation to Market, Technology and Regulatory Developments. Sharplink regularly monitors digital asset markets, Ethereum protocol developments and applicable laws and regulations and intends to adjust its strategy as appropriate. Such adjustments may include changes to treasury deployment, staking and restaking activities, protocol participation, custody arrangements, collateral practices, liquidity management or capital allocation to reflect evolving technology, market structure, risk and regulatory requirements.

Emerging Growth Areas for the Ethereum Ecosystem

We track four areas of growth for the Ethereum ecosystem that we believe may support long-term demand for ETH: stablecoins, tokenization of RWAs, institutional decentralized finance and agentic finance. During the second quarter, stablecoin settlement volume expanded; established market infrastructure providers continued moving tokenized securities toward production; institutional participation in on-chain strategies grew; and agent-initiated payment activity increased. Management views these four areas as complementary sources of potential network activity rather than independent or guaranteed drivers of demand.

Agentic finance refers to activity in which software agents transact, pay for data and services, and coordinate with other agents using programmable wallets, stablecoins, identity tools and verifiable settlement. Management believes Ethereum and its Layer 2 networks are positioned to provide elements of this infrastructure. During the first half of 2026, third parties reported continued growth in agent-initiated stablecoin micropayment activity on Ethereum Layer 2 networks. According to Crypto Briefing, Coinbase’s x402 went from near zero in mid-2025 to more than 100 million cumulative transactions by the first quarter of 2026. By late April 2026, Coinbase reported approximately 69,000 active agents, 165 million transactions and approximately $50 million in cumulative volume. Separately, the Ethereum network reached record levels of daily active addresses and transactions during the first half of 2026, including 3.6 million daily transfers across approximately 600,000 daily active wallets. Much of the reported x402 activity occurred on Base, an Ethereum Layer 2 network rather than Ethereum mainnet, and some third-party analysts have indicated that early volume may include testing or speculative activity. Accordingly, management views agentic finance as an emerging, not yet mature, contributor to on-chain activity. Currently the Company is not actively participating in agentic finance either within its operations or as part of our ETH Treasury Management Strategy.

ETH Treasury Management Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s programmability, security and active developer ecosystem position it as foundational infrastructure for programmable financial activity. With Ethereum’s PoS consensus mechanism and the growth of scalable Layer 2 networks, ETH can be deployed productively through staking and related activities while retaining exposure to network growth. Management believes Ethereum entered a more mature phase of institutional adoption during the period. We seek to participate in that adoption cycle as a disciplined, long-term holder and productive steward of ETH, with an objective of compounding ETH Concentration over time.

We view ETH Treasury Management as a core operating business. Our strategy combines a foundational staking layer with selective treasury activities intended to generate incremental, risk-adjusted ETH-denominated rewards and other returns above the staking baseline. As our treasury grows, scale is expected to improve our ability to access institutional capital, negotiate deployment opportunities and leverage our corporate infrastructure across a larger asset and revenue base. Our staking and treasury activities are designed to support Ethereum’s decentralization, scalability and security while meeting institutional standards for custody, transparency, risk management and governance.

Our capital allocation framework is designed to increase shareholder exposure to ETH within a prudent risk-management framework. We evaluate capital issuance, ETH accumulation, treasury deployment and share repurchases dynamically based on market conditions and the expected long-term effect on ETH Concentration and shareholder value. Capital may be raised through equity, equity-linked debt, debt or other contracts or arrangements intended to fund the purchase of ETH, whether or not classified as a liability, debt or equity (collectively, “Financings”). We may seek to access capital when terms are attractive, acquire ETH at prices management considers attractive, and repurchase shares when management believes they trade below its assessment of underlying value, subject in each case to available capital, applicable law and other considerations. We have not set a specific target for the maximum amount of ETH we seek to hold.

We track and report key performance indicators (“KPIs”) designed to provide transparency into the execution and effectiveness of our ETH Treasury Management strategy. Among these, ETH Concentration and its growth over time are central measures by which we evaluate progress. ETH Concentration is calculated by dividing total ETH holdings by Basic-Equivalent Shares Outstanding and expressing the result per 1,000 shares. The metric reflects both the scale of our ETH accumulation and the capital efficiency of our treasury operations. By prioritizing this metric, we focus on long-term shareholder value rather than short-term fluctuations in asset prices or market capitalization.

We view disciplined capital allocation and treasury productivity as complementary sources of potential compounding. Capital allocation can expand the ETH base, while native staking, liquid staking, restaking and selected on-chain treasury activities can generate additional ETH-denominated rewards or other returns on that base. We evaluate such activities on a risk-adjusted basis, with emphasis on liquidity, qualified custody, operational controls and institutional governance.

Basic-equivalent shares outstanding consist of common shares outstanding plus shares issuable upon exercise of pre-funded warrants, which carry a nominal exercise price. We currently generate yield on our ETH holdings through native staking and liquid staking and restaking arrangements, which include participation in protocols that issue LSTs, such as LsETH, and LRTs, such as weETH. In native staking, our ETH is deposited into the Ethereum smart contract while withdrawal credentials remain controlled by our custodian, and the underlying ETH is not derecognized. Rewards earned from native staking are recognized as revenue is earned. Revenue is also recognized for amounts earned under third-party arrangements to provide and maintain TVL or similar protocol services (“protocol incentives”), which are accounted for separately under applicable revenue recognition guidance.

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

The accounting models applicable to ETH, LsETH and weETH may cause period-to-period results to include unrealized fair-value changes or impairment charges that do not represent realized cash gains or losses and do not, by themselves, change the number of digital asset units held. Accordingly, management evaluates reported results together with the quantity and composition of digital assets held, ETH-denominated rewards and protocol incentives earned, and related cash flows.

During the quarter and shortly thereafter, several independent organizations focused on protocol research, institutional adoption and privacy and compliance infrastructure were launched or advanced, as described under “Ecosystem Stewardship.” At the same time, we observed continued development across four areas that management believes may support long-term demand for ETH: stablecoin settlement, tokenization of real-world assets (“RWAs”), institutional decentralized finance and agentic finance. We view these developments as part of a broader, increasingly specialized institutional ecosystem around Ethereum.

Since initiating our ETH Treasury Management operations, we have accumulated approximately 888,938 in total ETH holdings, comprised of 634,255 in native ETH and 181,748 and 72,935 in ETH on an as if redeemed basis from LsETH and weETH, respectively, as of August 3, 2026. The ETH holdings were derived through purchases of ETH, receipts of ETH from investors and ETH rewards. For the three and six months ended June 30, 2026, revenues generated from native staking rewards totaled $8,575 and $18,693 (in thousands). These native staking rewards represent the ETH-based rewards accumulated through the delegation of ETH to staking validators, which we expect to scale in future quarters in correlation with growth in our treasury balance and broader ETH market performance. Our revenue does not include staking rewards generated from our LsETH or weETH holdings. These receipt tokens increase in value over time due to protocol-based reward mechanisms reflected in changes in exchange rates relative to ETH; however, such increases do not represent revenue and are not recognized in our financial statements until realized through redemption or sale. See “Liquid Staking Protocol” disclosure below.

ETH Productivity

Our ETH Treasury Management segment includes native staking, liquid staking, restaking activities and protocol incentives.

Liquid Staking Protocol

As part of our ETH Treasury Management strategy, we participate in liquid staking through the Liquid Collective protocol, a decentralized, enterprise-focused liquid staking network that enables participants to stake ETH through a set of approved node operators while maintaining liquidity via a transferable receipt token. In a liquid staking arrangement, we transfer ETH to the protocol and receive LsETH, a fungible ERC-20 receipt token, that represents a proportional interest in the protocol’s pool of staked ETH. LsETH is accounted for as an indefinite-lived intangible asset under ASC 350-30, and recorded at historical cost, less any impairment losses.

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

As of June 30, 2026, we held 163,083 LsETH tokens. The following table presents a roll-forward of our LsETH holdings, including relevant details related to LsETH purchases, redemptions and impairment losses within the periods presented. Amounts are presented in thousands of U.S. dollars, except for shares, units, and per-share and per-unit amounts, and except where amounts are specifically denoted in millions or billions. Certain amounts presented in thousands may not sum precisely due to rounding; per-share and per-unit amounts are calculated from underlying unrounded figures.

	Source of capital used to purchase LsETH	LsETH original cost basis	LsETH impairment losses	LsETH carrying value	Number of LsETH held	Approx. average purchase price per LsETH	Weighted Average LsETH Conversion Rate at Acquisition	LsETH Conversion Rate at End of Period
Balance as of December 31, 2025		$624,659	$(140,208)	$500,912	204,409	$3,056
LsETH acquisitions	(a)	256		256	100	2,566	1.101622031	1.1058168390
LsETH redemptions		(46,414)		(28,671)	(15,182)		n/a
LsETH impairment losses		-	(114,944)	(114,944)	-		n/a
Balance as of March 31, 2026		$578,501	$(255,152)	$357,553	189,327	$3,056
LsETH acquisitions	(a)	180		180	80	2,258	1.108247562	1.1118300140
LsETH redemptions		(70,961)		(42,129)	(26,324)		n/a
LsETH impairment losses			(54,607)	(54,607)	-		n/a
Balance as of June 30, 2026		$507,721	$(309,759)	$260,998	163,083	$3,112

●	(a) Earned through rebates offered by protocol provider.

The following table shows the number of LsETH held at the end of these periods, as well as market value calculations of our LsETH holdings based on the lowest, highest, and ending market prices of one LsETH on the Coinbase exchange (our principal market):

	Number of LsETH Held at End of Quarter	Lowest Market Price of LsETH Held During the Quarter (b)	Market Value of LsETH held using Lowest Market Price (c)	Highest Market Price of LsETH Held During the Quarter (d)	Market Value of LsETH held using Highest Market Price (e)	Market Price of LsETH Held at End of Quarter (f)	Market Value of LsETH Held at End of Quarter (g)
June 30, 2026	163,083	$1,600	$260,998	$4,610	$751,863	$1,757	$286,550

●	(b) The “Lowest Market Price of LsETH During the Quarter” represents the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH.
●	(c) The “Market Value of LsETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
●	(d) The “Highest Market Price of LsETH During the Quarter” represents the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter, without regard to when we purchased any of our LsETH. Due to the illiquidity and volatility of LsETH, the highest market price shown reflects a brief intraday dislocation on a de minimis quantity of fractional tokens.
●	(e) The “Market Value of LsETH Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one LsETH reported on the Coinbase exchange during the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.
●	(f) The “Market Price of LsETH at End of Quarter” represents the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter.
●	(g) The “Market Value of LsETH Held at End of Quarter” represents a mathematical calculation consisting of the market price of one LsETH on the Coinbase exchange at midnight UTC on the last day of the respective quarter multiplied by the number of LsETH held by us at the end of the applicable period.

The amounts reported as “Market Value” in the table above represent only a mathematical calculation consisting of the number of LsETH tokens held by us at the end of the applicable period multiplied by the market price of LsETH as reported on the Coinbase Exchange.

The LsETH token is relatively new and the market for LsETH may be subject to manipulation, limited transparency, inconsistent pricing sources and episodic illiquidity. The price information referenced may not reflect actionable market depth or executable prices, and there is no assurance that we would be able to sell our LsETH holdings at the Market Value amounts indicated above, at the quoted market price, or at all. The market infrastructure supporting LsETH remains nascent, and future developments in protocol mechanics, exchange support, or regulatory oversight may materially impact pricing, liquidity and valuation methodologies. Accordingly, the Market Value amounts reported above may not accurately reflect the fair market value of LsETH, and the actual realizable value of our holdings could differ materially from the calculated figures.

Liquid Restaking Protocol

As noted previously, on December 18, 2025, the Company executed the definitive agreement providing for allocation of at least $200 million in ETH for deployment on Linea. Our digital assets, including ETH and weETH, are held in our name by Anchorage Digital Bank N.A., our qualified custodian, on both Ethereum and Linea.

Upon depositing ETH into the ether.fi protocol and minting weETH, we derecognize the ETH transferred and recognize weETH as a new unit of account at its fair value on the mint date. The difference between the fair value of weETH received and the carrying amount of the ETH transferred is recognized as a realized gain or loss in the condensed consolidated statement of operations. Because weETH provides the holder with an enforceable, pro rata claim on ETH and accumulated rewards held by the ether.fi protocol, weETH does not meet the scope criterion in ASC 350-60-15-1(b), which requires that a crypto asset not provide the holder with enforceable rights to or claims on underlying goods, services or other assets. Accordingly, weETH is outside the scope of ASC 350-60 and is accounted for as an indefinite-lived intangible asset under ASC 350-30.

The liquid restaking protocol uses a floating conversion rate, or PCR, between the receipt token and staked tokens, reflecting accrued network rewards, penalties and fees associated with the staked ETH. The conversion rate between weETH and ETH increases over time as staking rewards accrue to the protocol; no new or additional tokens are received. In addition to the core weETH accretion, we are entitled to monthly protocol incentives funded by ether.fi, Linea and EigenCloud under a strategic partnership agreement (“SPA”), with Consensys acting as program administrator. We have concluded that ether.fi, Linea and EigenCloud are each customers under ASC 606 because they provide consideration in exchange for our service of providing and maintaining TVL on Linea, which is an output of our ongoing treasury operations. Consensys is a conduit and is not considered a customer.

Each protocol incentive is variable consideration based on month-end TVL metrics, subject to contractual caps and payable in noncash form. We estimate variable consideration using the expected-value method, and noncash consideration is measured at fair value at contract inception in accordance with ASC 606-10-32-21; subsequent changes in the fair value of the underlying tokens attributable solely to the form of consideration do not adjust the transaction price. We apply the variable-consideration allocation exception in ASC 606-10-32-40, allocating each month’s variable consideration to the distinct monthly service period to which it relates. At each month-end, we recognize a receivable for the protocol incentives earned for that period, measured at the fair value of the tokens to be received. Because settlement occurs in digital assets whose fair value fluctuates between the date the receivable is recognized and the settlement date, we have concluded that the receivable contains an embedded derivative. The embedded derivative is subsequently measured at fair value through earnings until settlement. Upon receipt of the tokens, we reclassify the receivable and embedded derivative to the applicable crypto asset account.

As of June 30, 2026, we held 66,267 weETH tokens. The following table presents a roll-forward of our weETH holdings, including relevant details related to weETH purchases and impairment losses within the periods presented. Amounts are presented in thousands of U.S. dollars, except for shares, units, and per-share and per-unit amounts, and except where amounts are specifically denoted in millions or billions. Certain amounts presented in thousands may not sum precisely due to rounding; per-share and per-unit amounts are calculated from underlying unrounded figures.

	Source of capital used to purchase weETH	weETH original cost basis	weETH impairment losses	weETH carrying value	Number of weETH held	Approx. average purchase price per weETH	Weighted Average weETH Conversion Rate at Acquisition	weETH Conversion Rate at End of Period
Balance as of December 31, 2025		$-	$-	$-	-	$-
weETH acquisitions	(a)	206,024		206,024	66,102	3,117	1.086104579	1.0915719800
weETH redemptions
weETH impairment losses			(76,726)	(76,726)
Balance as of March 31, 2026		206,024	(76,726)	129,298	66,102
weETH acquisitions	(a)	338		338	165	2,032	1.0961949600	1.09821472
weETH redemptions		-		-	-	-
weETH impairment losses			(21,486)	(21,486)	-	-
Balance as of June 30, 2026		$206,362	$(98,212)	$108,150	66,267	$3,114

(a) Value of initial staked ETH into ether.fi and earned incentives.

The following table shows the number of weETH held at the end of this period, as well as market value calculations of our weETH holdings based on the lowest, highest, and ending market prices of one weETH using observable prices across multiple active exchanges. As the volume of weETH trades can significantly fluctuate between multiple decentralized and centralized exchanges, the Company periodically assesses the principal market for weETH.

	Number of weETH Held at End of Quarter	Lowest Market Price of weETH Held During the Quarter (b)	Market Value of weETH held using Lowest Market Price (c)	Highest Market Price of weETH Held During the Quarter (d)	Market Value of weETH held using Highest Market Price (e)	Market Price of weETH Held at End of Quarter (f)	Market Value of weETH Held at End of Quarter (g)
June 30, 2026	66,267	$1,632	$108,142	$2,671	$177,000	$1,724	$114,238

●	(b) The “Lowest Market Price of weETH During the Quarter” represents the lowest market price for one weETH reported for the respective quarter, without regard to when we purchased any of our weETH.
●	(c) The “Market Value of weETH Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one weETH reported during the respective quarters multiplied by the number of weETH held by us at the end of the applicable periods.
●	(d) The “Highest Market Price of weETH During the Quarter” represents the highest market price for one weETH reported during the respective quarters, without regard to when we purchased any of our weETH.
●	(e) The “Market Value of weETH Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one weETH reported during the respective quarters multiplied by the number of weETH held by us at the end of the applicable periods.
●	(f) The “Market Price of weETH at End of Quarter” represents the market price of one weETH at midnight UTC on the last day of the respective quarters.
●	(g) The “Market Value of weETH Held at End of Quarter” represents a mathematical calculation consisting of the market price of one weETH at midnight UTC on the last day of the respective quarters multiplied by the number of weETH held by us at the end of the applicable periods.

Carrying Value versus Market Value

As described in our condensed consolidated financial statements, our LsETH and weETH are outside the scope of ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets, and are accounted for as indefinite-lived intangible assets under ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, recorded at cost, less any impairment recognized since acquisition.

Under this cost-less-impairment model, we recognize an impairment loss whenever the observable market price of an LsETH or weETH token falls below its carrying value at any time since we acquired that token, and the reduced amount becomes the token’s new cost basis. Once an asset has been impaired, its carrying value is not adjusted for any subsequent recovery or appreciation in market price. As a result, the carrying amounts of these assets on our condensed consolidated balance sheet may be less than their current market value, and our financial statements do not reflect any unrealized appreciation on these holdings. Appreciation, if any, would only be recognized in earnings upon a derecognition event, such as the redemption of the receipt token for ETH, a sale, or an exchange measured as the difference between the consideration received and the asset’s carrying amount, in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

The following table compares the carrying value of our crypto assets accounted for at historical cost less impairment to the calculated market value of those assets as of June 30, 2026. The market-value amounts are determined using the mathematical calculations described in the LsETH and weETH tables above (see footnotes (f) and (g)) — the number of tokens held at period end multiplied by the applicable end-of-period market price. These amounts do not represent fair value for purposes of financial-statement recognition and do not represent amounts we would realize upon sale or redemption. These calculations are presented solely as supplemental information. They are not a substitute for the amounts presented in our financial statements that are stated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

As of June 30, 2026 (in thousands)	Carrying Value	Market Value	Excess of Market Value over Carrying Value
LsETH	$260,998	$286,550	$25,552
weETH	108,150	114,238	6,089
Total Crypto Assets at cost	$369,148	$400,788	$31,641

Galaxy Sharplink Onchain Yield Fund

On May 11, 2026, Sharplink announced a non-binding memorandum of understanding with Galaxy Digital to establish the Galaxy Sharplink Onchain Yield Fund. On August 7, 2026, the Company and Galaxy Digital executed definitive agreements establishing the Galaxy Sharplink Onchain Yield Fund, LP, a $125.0 million institutional investment vehicle designed to deploy ETH into professionally managed onchain yield strategies. The Fund launched with $125.0 million in committed capital, including a $100.0 million commitment from the Company’s staked ETH treasury and a $25.0 million commitment from Galaxy. Galaxy serves as the Fund’s investment manager and is responsible for opportunity sourcing, risk management and capital deployment. The Fund is designed to maintain exposure to ETH and underlying staking rewards while deploying capital into targeted onchain yield strategies. The Company also intends to leverage the Fund’s institutional investment process and risk management framework as a framework for evaluating additional external treasury strategies. The launch of the Fund represents an important milestone in the Company’s broader ETH treasury management strategy by expanding beyond passive ownership of ETH into institutional-grade onchain capital deployment designed to generate additional risk-managed returns. See Note 14 – Subsequent Events.

Ecosystem Stewardship

During the quarter and shortly thereafter, the Company selectively allocated capital to independent organizations addressing three complementary areas of Ethereum’s institutional development: protocol research through Ethlabs, institutional adoption through Ethereum Institutional, and privacy and compliance infrastructure through EthSystems. Management views these as strategic capital allocations because strengthening Ethereum’s utility and institutional readiness may support long-term demand for ETH, the Company’s primary reserve asset. Each organization operates independently of Sharplink, and the Company does not direct its research agenda, operations or day-to-day priorities. All contributions and the investment described below were funded from the Company’s balance sheet, including capital raised during the period, as further detailed under “Liquidity and Capital Resources.”

Ethlabs

Ethlabs is an independent nonprofit research and development organization formed in June 2026 to advance the Ethereum protocol for the next phase of institutional adoption. Co-founded by former senior Ethereum Foundation researchers, its work focuses on settlement speed, interoperability, mainnet capacity and research into the monetary properties of ETH. Sharplink is one of several funders, alongside Bitmine Immersion Technologies, Sharplink Chairman Joseph Lubin and more than 50 other participants. The funding structure is intended to preserve the organization’s independence. Contributions flow through an independent grants administrator that handles screening, valuation and disbursement. Funders receive quarterly reporting and an independent annual audit but do not direct the research agenda; final decisions on research priorities and technical direction rest with Ethlabs leadership. Research is published openly.

Ethereum Institutional

Ethereum Institutional is an independent nonprofit launched in July 2026 to serve as a dedicated, neutral point of entry for institutions adopting Ethereum. It builds on institutional engagement work previously led by the Ethereum Foundation’s go-to-market team and maintains relationships across banks, asset managers, custodians and market infrastructure providers. Sharplink is one of the anchoring funders, alongside Bitmine Immersion Technologies, Sharplink Chairman Joseph Lubin and dozens of other contributors. The organization operates under a stated mandate of credible neutrality and does not favor any single scaling path or deployment. Its board of directors is comprised of Sharplink Chief Executive Officer Joseph Chalom and Bitmine Chairman Thomas Lee, along with the founding assembly members David Walsh, who will serve as Executive Director and President of the Board of Directors, Marius Smith and Matthew Dawson.

EthSystems

EthSystems is a for-profit engineering and research company building privacy and compliance technology intended to allow banks, asset managers and other regulated institutions to transact on Ethereum at scale without exposing sensitive information such as trade details or client identities. Its approach uses cryptographic methods, including zero-knowledge proofs, encrypted computation and privacy-focused networks built on Ethereum. It was founded by the team that built and led the Ethereum Foundation’s Institutional Privacy Task Force, whose members have worked directly with central banks, regulators and financial institutions and whose backgrounds span the Ethereum Foundation, Goldman Sachs and Status. The company launched with a year of open-source work already published. Together with Ethlabs and Ethereum Institutional, EthSystems addresses the privacy and compliance layer of the emerging institutional ecosystem around Ethereum.

Subsequent to the close of the quarter, in July 2026, the Company participated as an investor in the launch financing of EthSystems, alongside Bitmine Immersion Technologies and Sharplink Chairman Joseph Lubin. Management views the investment as consistent with its belief that increased institutional activity on Ethereum may support demand for ETH and that institutional-grade privacy is an important prerequisite for that activity.

Regulatory Developments

During the second quarter of 2026, the SEC advanced its regulatory posture toward digital assets by adding three crypto-specific rulemaking initiatives to its July 7, 2026 regulatory agenda. These initiatives – which are focused on crypto asset offerings, broker-dealer custody and financial responsibility requirements, and digital asset market structure – represent a shift toward more formalized and comprehensive oversight of U.S. digital asset markets. Management believes this development marks a meaningful evolution from the historically enforcement-driven approach toward one that may provide clearer expectations for market participants, including issuers, custodians, trading venues and institutional investors.

For companies that maintain digital asset treasuries, including those that hold ETH as a primary reserve asset, the SEC’s agenda may provide additional clarity regarding the regulatory environment in which treasury operations evolve. The proposed broker-dealer amendments and market-structure rules may influence how custodial partners manage digital assets, how liquidity is accessed across regulated venues, and how digital asset holdings are integrated into traditional financial-reporting and risk-management frameworks. While the rulemaking process remains ongoing, management views the SEC’s agenda as consistent with the continued maturation of regulated digital asset markets and the Company’s strategy to align its treasury practices with institutional standards.

On March 17, 2026, the U.S. Securities and Exchange Commission (“SEC”) and the Commodity Futures Trading Commission (“CFTC”) issued a joint interpretation addressing the application of federal securities and commodities laws to certain digital assets and related transactions. The guidance establishes a functional taxonomy for digital assets, distinguishes among various categories of digital assets, and provides additional clarity regarding the application of the federal securities laws to matters such as investment contracts involving digital assets, airdrops, protocol mining, protocol staking and the wrapping of non-security digital assets. The agencies also stated that the CFTC intends to administer the Commodity Exchange Act in a manner consistent with the SEC’s interpretation, where applicable.

During the second quarter of 2026, Congress also continued to advance legislation intended to establish a comprehensive federal regulatory framework for digital assets, including proposed legislation that would allocate regulatory authority between the SEC and the CFTC and establish a statutory framework for digital asset market structure. Although such legislation had not been enacted as of June 30, 2026, these developments reflect continued progress toward greater regulatory clarity for the digital asset industry.

Management continues to evaluate the impact of these regulatory developments on our business, including our digital asset treasury activities and protocol staking operations. Based on Sharplink’s operations and information available as of the date of this Quarterly Report, management does not believe these developments have had, or are reasonably likely to have, a material effect on the Company’s business, results of operations, financial condition or condensed consolidated financial statements. The Company will continue to monitor regulatory and legislative developments and will update its disclosures, as appropriate.

Affiliate Marketing

In December 2021, we acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide.

As part of our strategy to expand our affiliate marketing services to the emerging American sports betting market, we rolled-out of our U.S.-focused performance-based marketing business with content-rich affiliate marketing websites. As of July 2026, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming). We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

Capital Markets and Public Market Developments

$75 Million Registered Direct Offering

On June 22, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) to sell in a registered direct offering (the “June 2026 Offering”) an aggregate of 10,013,351 shares (the “Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”). Under the Purchase Agreement, the Company also issued the Investor 10,013,351 warrants to purchase up to 10,013,351 shares of Common Stock (the “Warrants” and the shares underlying the Warrants, the “Warrant Shares”). Each Warrant has an exercise price of $8.15 per share, is immediately exercisable and will expire four years from the date of issuance. If the Warrants are fully exercised, the Company will receive approximately $81.6 million in additional aggregate gross proceeds. The price per unit was $7.49, and the gross proceeds from the June 2026 Offering, before deducting the placement agent fees and offering expenses, were approximately $75.0 million, with net proceeds of $73.3 million after deducting placement agent fees and offering expenses of $1.7 million, which were recorded in additional paid in capital. The Offering closed on June 23, 2026. The Company intends to use the net proceeds received from the June 2026 Offering to acquire ETH, repurchase shares of Common Stock and general working capital purposes. The Warrants Shares issued in the June 2026 Offering were classified as an equity instrument, valued at $28.5 million using the relative fair value method and recorded in additional paid in capital. The remaining $46.5 million of the $75.0 million proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 7 - Warrants.

In connection with the Offering, on June 22, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), as sole placement agent (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent as exclusive placement agent in connection with the Offering. Under the Placement Agent Agreement, the Company paid the Placement Agent a cash fee equal to 2.0% of the aggregate gross proceeds from the Securities sold in the Offering.

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

In line with management’s efforts to dynamically implement prudent capital markets strategy, we elected not to conduct any sales under our ATM programs during the three and six months ended June 30, 2026. See Note 6 - Equity for results from recently closed capital market offerings.

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

Other Matters

Russell Index Inclusion

Effective June 29, 2026, Sharplink was added to the Russell 2000 and Russell 3000 indexes as part of FTSE Russell’s semi-annual reconstitution. Management views the inclusion as an external marker of the Company’s increased public-market scale and expects it may broaden institutional visibility and index-linked participation; however, index inclusion does not assure any level of investment demand, trading liquidity or future performance.

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

On April 3, 2026, the Company also entered into a mutual termination agreement (the “ParaFi Termination Agreement” and together with the Galaxy Termination Agreement, the “Termination Agreements”), with ParaFi Capital LP (“ParaFi”) in connection with the mutual termination of that certain asset management agreement between ParaFi and the Company, dated May 30, 2025, for certain discretionary investment management services with respect to the Company’s purchase of Ethereum (the “ParaFi Asset Management Agreement”, and, together with the Galaxy Asset Management Agreement, the “Asset Management Agreements”).

Pursuant to the ParaFi Termination Agreement, the ParaFi Asset Management Agreement will be terminated effective May 31, 2026. Neither the Company nor Galaxy or ParaFi shall have any remaining or future obligations or commitments to the other party under the Asset Management Agreements other than those amounts pursuant to the Termination Agreements. Further, the Company is not required to pay Galaxy or ParaFi any termination fees or penalties in connection with the mutual termination of the Asset Management Agreements. The decision to enter into the Termination Agreements reflects the Company’s continued evolution, including the addition of internal asset management personnel, and was not the result of any disagreement with either Galaxy or ParaFi.

Adoption of Inducement Award Plan

On August 19, 2025, the Board of Directors (the “Board”) of the Company, then known as SharpLink Gaming, Inc., adopted the Sharplink Gaming, Inc. Inducement Award Plan (the “Inducement Award Plan”). The Inducement Award Plan was adopted without stockholder approval pursuant to Nasdaq Listing Rule 5635(c)(4) and will be administered by the Compensation Committee of the Board or the independent members of the Board. The Board reserved 3,000,000 shares of the Company’s Common Stock for issuance under the Inducement Award Plan, subject to adjustment as provided in the plan document. The terms of the Inducement Award Plan are substantially similar to the terms of the Company’s Amended and Restated 2023 Equity Incentive Plan, with the exception that incentive stock options may not be issued under the Inducement Award Plan and equity awards under the Inducement Award Plan (including nonqualified stock options, restricted stock, restricted stock units, and other stock-based awards) may be issued only to an employee who is commencing employment with the Company or any subsidiary or who is being rehired following a bona fide interruption of employment by the Company or any subsidiary, in either case if he or she is granted such award in connection with his or her commencement of employment and such grant is an inducement material to his or her entering into employment with the Company or such subsidiary. The Board also adopted a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Time-Based Grant) (the “Inducement Time-Based RSU Grant Package”) and a form of Restricted Stock Unit Agreement Notice of Restricted Stock Unit Grant (Performance-Based Grant) (the “Inducement Performance-Based RSU Grant Package”) for use under the Inducement Award Plan.

2025 Share Repurchase Plan

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1.5 billion of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors. In connection with the 2025 Repurchase Program, on August 21, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with The Benchmark Company, LLC (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of the Company’s Common Stock in the open market pursuant to Rule 10b-18 of the Exchange Act. The Repurchase Agreement will continue in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay Broker a commission at a rate of $0.01 for each share of Common Stock repurchased pursuant to the Repurchase Agreement. During the three months ended June 30, 2026, the Company repurchased 2,132,773 shares of its Common Stock for $10.0 million. There were no repurchases during the first quarter of 2026. All repurchased shares are recorded as treasury stock.

Results of Operations (in thousands, except for percentages)

The following table provides certain selected financial information for the periods presented:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	Change	% Change	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025	Change	% Change
Revenue from staking	$11,161	$29	$11,132	38,386.2%	$22,662	$29	$22,633	78,044.8%
Revenue from affiliate marketing	367	668	(301)	-45.1%	924	1,410	(486)	-34.5%
Total revenue	11,528	697	10,831	1,554%	23,586	1,439	22,147	1,539.1%

Gains and (losses) from operations
Realized gain on crypto assets, net	1,433	5,374	(3,941)	-73.3%	13,438	5,374	8,064	150.1%
Unrealized loss on crypto assets at fair value, net	(321,003)	(2,437)	(318,566)	13,072.1%	(827,667)	(2,437)	(825,230)	33,862.5%
Total gains (losses) from operations, net	(319,570)	2,937	(322,507)	-10,980.8%	(814,229)	2,937	(817,166)	-27,823.2%

Operating expenses
Cost of revenues from affiliate marketing	258	488	(230)	-47.1%	690	1,098	(408)	-37.2%
Selling, general, and administrative expenses	9,060	2,387	6,673	279.6%	18,939	3,503	15,436	440.7%
Stock-based compensation, related party	-	16,379	(16,379)	-100.0%	-	16,379	(16,379)	-100.0%
Impairment of crypto assets at cost	76,093	87,813	(11,720)	-13.3%	267,763	87,813	179,950	204.9%
Total operating expenses	85,411	107,067	(21,656)	-20.2%	287,392	108,793	178,599	164.2%

Operating loss	(393,453)	(103,433)	(290,020)	280.4%	(1,078,035)	(104,417)	(973,618)	932.4%

Total other income	178	37	141	381.1%	381	49	332	677.6%
Net loss before income taxes	(393,275)	(103,396)	(289,879)	280.4%	(1,077,654)	(104,368)	(973,286)	932.5%
Income tax expense	(999)	(27)	(972)	3600.0%	(2,181)	(30)	(2,151)	7,170%
Net Loss	$(394,274)	$(103,423)	$(290,851)	281.2%	$(1,079,835)	$(104,398)	$(975,437)	934.3%

For the Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue

For the three months ended June 30, 2026, total revenue increased 1,554% to $11,528 compared to $697 reported for the same three-month period in the prior year, respectively. The increase was due to revenues from staking generated by our ETH Treasury Management segment, launched in June 2025, which was $11,161, or 97% of our total revenues for the quarter ended June 30, 2026. The increase in revenues was offset by a -45.1% decline in revenues generated in our Affiliate Marketing Segment, which generated $367 in revenues compared to $668 for the three months ended June 30, 2026 and 2025, respectively. The decrease in affiliate marketing revenues was primarily due to continuing softening market conditions in the global iGaming industry, seasonality in which the summer months post lower activity and the loss of customers due primarily to evolving regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Total Losses from Operations

For the three months ended June 30, 2026, we recognized a realized gain on crypto assets at fair value of $1,433 and recorded an unrealized loss on crypto assets at fair value, net of $(321,003) resulting from fair value accounting adjustments of $(320,921) due to the volatility in the price of ETH, and $(82) of unrealized losses on rebate and incentive rewards earned for the three month period ended June 30, 2026. The majority of the unrealized losses is due to the ETH pricing during the period. For the same three month period in the prior year, we recognized a gain on crypto assets at fair value of $5,374 and recorded an unrealized loss on crypto assets at fair value, net of $(2,437) resulting from fair value accounting adjustments due to the volatility in the price of ETH.

Total Operating Expenses

For the three months ended June 30, 2026, cost of revenues - affiliate marketing decreased $(230) to $258 from $488 compared to the same three-month period in the prior year. This decrease is directly tied to the decrease in revenues from the Affiliate Marketing Segment. For the three months ended June 30, 2026, total selling, general and administrative expenses increased 279.6% to $9,060 from $2,387 reported for the same three-month period in the prior year. The increase was primarily attributable to higher costs for the full second quarter of 2026 compared to the second quarter of 2025 as the ETH Treasury Management Strategy began at the end of May 2025. The Company experienced higher costs related to increased personnel headcount of $2,666, increased accounting, legal and compliance fees to $906 and increased custodial and banking fees to $299 during the three months ended June 30, 2026 as compared to the same period for June 30, 2025. For the three months ended June 30, 2026, we also recognized an impairment loss on LsETH and weETH crypto assets of $76,093, a decrease of $(11,720) from the prior year three month impairment loss of $87,813. These crypto assets do not meet the scope criteria of ASC 350-60. Accordingly, these crypto assets continue to be accounted for as indefinite-lived intangible assets under ASC 350-30 and are measured at historical cost less cumulative impairment, rather than at fair value. Stock-based compensation, related party decreased 100% from the prior year three month expense of $16,379 as the Company did not have any related party stock-based compensation during the second quarter of the current year.

Operating Loss

Net loss from operations increased 280.4% to $(393,453) for the three months ended June 30, 2026, compared to a net loss from operations of $(103,433) reported for the same three-month period in the prior year. This is attributable to unrealized loss on crypto assets at fair value, net of $(321,003) compared to $(2,437) for the same three-month period in 2025 due to a decline in the price of ETH during the second quarter of the current year.

Net Loss

As a result of the aforementioned reasons, net loss for the three months ended June 30, 2026 totaled $(394,274), climbing 281.2% when compared to net loss of $(103,423) reported for the three months ended June 30, 2025.

For the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenue

For the six months ended June 30, 2026, total revenue increased 1,539.1% to $23,586 compared to $1,439 reported for the same six-month period in the prior year, respectively. The notable increase was due to revenues from staking generated by our ETH Treasury Management segment, launched in June 2025, which was $22,662, or 96% of our total revenues for the six-month period ended June 30, 2026. The increase in revenues was offset by a -34.5% decline in revenues generated in our Affiliate Marketing Segment, which generated $924 in revenues compared to $1,410 for the six months ended June 30, 2026 and 2025, respectively. The decrease in affiliate marketing revenues was primarily due to continuing softening market conditions in the global iGaming industry, seasonality in which the summer months post lower activity and the loss of customers due primarily to evolving regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Total Losses from Operations

For the six months ended June 30, 2026, we recognized a realized gain on crypto assets at fair value of $13,438 and recorded an unrealized loss on crypto assets at fair value, net of $(827,667) resulting from fair value accounting adjustments of $(827,567) due to the volatility in the price of ETH, and $(100) of unrealized losses on rebate and incentive rewards earned for the six month period ended June 30, 2026. The majority of the unrealized losses is due to the ETH pricing during the period. For the same six month period in the prior year, we recognized a gain on crypto assets at fair value of $5,374 and recorded an unrealized loss on crypto assets at fair value, net of $(2,437) resulting from fair value accounting adjustments due to the volatility in the price of ETH.

Total Operating Expenses

For the six months ended June 30, 2026, cost of revenues - affiliate marketing decreased $(408) to $690 from $1,098 compared to the same six-month period in the prior year. This decrease is the result of the decrease in revenues from the Affiliate Marketing Segment. For the six months ended June 30, 2026, total selling, general and administrative expenses increased $15,436 to $18,939 from $3,503 reported for the same six-month period in the prior year. The increase was primarily attributable to higher costs for the first half of 2026 compared to the first half of 2025 as the ETH Treasury Management Strategy began at the end of May 2025. The Company experienced higher costs related to increased personnel headcount of $5,238, increased accounting, legal and compliance fees to $2,157 and increased custodial and banking fees to $627 during the six months ended June 30, 2026 as compared to the same period for June 30, 2025. For the six months ended June 30, 2026, we also recognized an impairment loss on LsETH and weETH crypto assets of $267,763, an increase of $179,950 from the prior year six month period impairment loss of $87,813. These crypto assets do not meet the scope criteria of ASC 350-60. Accordingly, these crypto assets continue to be accounted for as indefinite-lived intangible assets under ASC 350-30 and are measured at historical cost less cumulative impairment, rather than at fair value. Stock-based compensation, related party decreased 100% from the prior year six month expense of $16,379 as the Company did not have related party stock-based compensation during the six months ended June 30, 2026.

Operating Loss

Net loss from operations increased 932.4% to $(1,078,035) for the six months ended June 30, 2026, compared to a net loss from operations of $(104,417) reported for the same six-month period in 2025. This is attributable to unrealized loss on crypto assets at fair value, net of $(827,667) compared to $(2,437) for the same six-month period in 2025 due to a decline in the price of ETH during the second quarter of the current year.

Net Loss

As a result of the aforementioned reasons, net loss for the six months ended June 30, 2026 totaled $(1,079,835), climbing 934.3% when compared to net loss of $(104,398) reported for the six months ended June 30, 2025.

Cash Flows (in thousands, except for percentages)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

As of June 30, 2026, cash on hand was $56,195, a $27,656 increase when compared to cash on hand of $28,539 as of December 31, 2025. The increase was due to net proceeds of $73,331 raised from the registered direct offering completed in June 2026, netted against normal operating expenses, as well as ETH purchases of $16,110 and repurchases of our common stock of $10,022 which both occurred in June 2026.

For the six months ended June 30, 2026, net cash used in operating activities from operations totaled $(17,796) compared to net cash used in operating activities from operations of $(2,138) in the prior year. The change in the operating cash flows was largely attributable to cash used for normal operating expenses and payments of accounts payable, accrued expenses and prepaid expenses for the six months ended June 30, 2026 as compared to the prior period.

For the six months ended June 30, 2026, net cash used in our investing activities from operations totaled $(14,961), a decrease of -96% when compared to cash used in investing activities from operations of $(406,319) for the same six-month period in 2025. The decrease in net cash used in investing activities for the six months ended June 30, 2026 versus 2025 was due primarily to our initial investment from the May 2025 PIPE and certain ATM proceeds of $405,817 in crypto assets purchased through June of last year compared to $16,110 purchased during the six months ended June 30, 2026.

For the six months ended June 30, 2026, net cash provided by financing activities from operations was $60,413, a -85% decrease when compared to net cash provided by financing activities from operations of $412,018 for the same six-month period in 2025. Cash provided by financing activities during the first six months of 2026 related to cash payments of taxes for net share settlement of stock and repurchases of Common Stock of $10,022 offset by the net proceeds of $73,331 from the registered direct offering completed in June 2026. Cash used in financing activities during the first six months of 2025 related to proceeds from our ATM offering and the initial May 2025 PIPE investment.

Liquidity and Capital Resources (in thousands)

As of June 30, 2026, we had working capital of $51,869. For the three and six months ended June 30, 2026, we had net loss from operations of $(393,453) and $(1,078,035) compared to a net loss from operations of $(103,433) and $(104,417) reported for the same three- and six-month periods in 2025.

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances and proceeds from equity financing transactions, including pursuant to our offering facility under the Amended and Restated ATM Sales Agreement with A.G.P.

Under our internal Treasury Reserve Policy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire ETH, some of which are classified as indefinite-lived intangible assets. As of June 30, 2026 we held approximately $988,838 worth of ETH in crypto assets at fair value, all of which are unencumbered. As of June 30, 2026 we held approximately $369,148 worth of LsETH and weETH in crypto assets at cost. As of August 3, 2026, we held approximately 888,938 in total ETH holdings, comprised of 634,255 in native ETH, 181,748 in ETH as if redeemed from LsETH and 72,935 in ETH as if redeemed from weETH, all of which are unencumbered. As discussed further below, although our crypto assets are classified as non-current assets due to our long-term treasury management strategy, they represent a significant and readily accessible source of liquidity. Based on current Ethereum network conditions, we estimate that a material portion of our staked ETH could be withdrawn and converted to cash within approximately 30 days, and our entire staking portfolio within approximately 90 days. We believe this provides meaningful additional liquidity support beyond our cash and cash equivalents.

Short-Term and Long-Term Liquidity

Short-Term Liquidity — Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next 12 months. We expect that our cash and cash equivalents as of June 30, 2026, together with cash and cash equivalents generated by our operations, coupled with the use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to satisfy these needs over the twelve months. Although we do not anticipate needing to use our ETH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ETH, and other tokens earned and received as rewards and incentives, to meet such needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity — Beyond the next 12 months, our long-term cash needs are primarily for obligations related to working capital needs. We expect our cash and cash equivalents as of June 30, 2026, together with cash and cash equivalents, coupled with the potential use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to satisfy these needs over the twelve months. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources. We have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the three and six months ended June 30, 2026.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Option. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU did not have an impact on the Company’s financial statements or its related footnote disclosures.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments are effective for the Company’s annual and interim reporting periods beginning January 1, 2027, with early adoption permitted. The Company is evaluating the amendments, including their application to the Company’s staking, restaking and incentive arrangements. Based on its current arrangements, the Company does not expect adoption to have a material effect on its condensed consolidated financial statements or related disclosures.

In December 2025, the FASB issued Accounting Standards Update No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of Topic 270, provide a comprehensive listing of interim disclosures required by generally accepted accounting principles and establish a principle for disclosing events occurring since the end of the most recent annual reporting period that have a material effect on an entity. The amendments are effective for the Company’s interim reporting periods within the annual reporting period beginning January 1, 2028, with early adoption permitted. The Company is evaluating the effects of adoption and currently expects the amendments to affect primarily its interim disclosure processes and related controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the quarter ended June 30, 2026:

Dollar amounts in this table are presented in whole dollars	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
April 1, 2026 – June 30, 2026	2,132,773	$4.70	4,071,223	$1,458,286,189
Total	2,132,773	$4.70	4,071,223	$1,458,286,189

(1) On August 21, 2025, the Board authorized a share repurchase program under which the Company may repurchase up to $1.5 billion of its outstanding Common Stock. The shares repurchase program does not expire.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company’s fiscal quarter ended June 30, 2026.

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

For additional information, please follow Sharplink social media accounts at:

X account (formerly Twitter): @Sharplink or https://x.com/sharplink

LinkedIn: https://www.linkedin.com/company/sharplink-sbet

Investors and other interested parties can also subscribe to our social media accounts at the aforementioned addresses.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4 filed with the SEC on June 15, 2023).
3.2	Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024).
3.3	Certificate of Designation of the Series A-1 Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024).
3.4	Certificate of Designation of the Series B Preferred Stock of SharpLink Gaming, Inc., par value $0.0001 per share (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K12B filed with the SEC on February 13, 2024).
3.5	Certificate of Amendment to Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 2, 2025).
3.6	Second Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of July 24, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on July 25, 2025).
3.7	Third Certificate of Amendment to the Amended and Restated Certificate of Incorporation of SharpLink Gaming, Inc., effective as of September 25, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on September 25, 2025).
3.8	Fourth Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Sharplink, Inc., effective as of February 3, 2026 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on February 3, 2026).
3.9	Second Amended and Restated Bylaws of Sharplink, Inc. (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on February 3, 2026).
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2026).
10.1	Termination Agreement, dated April 3, 2026, between Sharplink, Inc. and Galaxy Digital Capital Management LP (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2026).
10.2	Termination Agreement, dated April 3, 2026, between Sharplink, Inc. and ParaFi Capital LP (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2026).
10.3	Form of Securities Purchase Agreement, dated June 22, 2026, by and between the Company and the Purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on June 23, 2026).
10.4	Placement Agent Agreement, dated June 22, 2026 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on June 23, 2026).
10.5*	Employment Offer by and between Sharplink, Inc. dated May 6, 2026
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer
31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer
32.1**	Section 1350 Certification of principal executive officer
32.2**	Section 1350 Certification of principal financial officer
101.INS	Inline XBRL INSTANCE DOCUMENT
101.SCH	Inline XBRL TAXONOMY EXTENSION SCHEMA
101.CAL	Inline XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
101.DEF	Inline XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
101.LAB*	Inline XBRL TAXONOMY EXTENSION LABEL LINKBASE

** Furnished herewith.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Sharplink, Inc.

Dated: August 7, 2026	By:	/s/ Joseph Chalom
Joseph Chalom
Chief Executive Officer

Dated: August 7, 2026	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

