Form 10-Q
period 2026-09-30
Sharplink, Inc.
filed 2026-11-06
CIK 1981535

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 3, 2026, there were 217,346,200 shares of Common Stock issued and outstanding.

The following terms are used throughout this Quarterly Report on Form 10-Q, including the financial statements and notes in Part I, Item 1 and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) in Part I, Item 2.

Glossary of Defined Terms

As-If-Redeemed Basis — A presentation that expresses LsETH, weETH and wstETH holdings as the amount of ETH into which they would convert if redeemed, using the applicable protocol conversion rate as of the measurement date.

Basic Equivalent Shares Outstanding — Common shares outstanding plus shares issuable upon exercise of pre-funded warrants, that carry a nominal exercise price.

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

ETH Concentration — also referred to as ETH per Share. A treasury key performance indicator calculated by dividing Total ETH Holdings by Basic Equivalent Shares Outstanding and expressing the result per 1,000 shares; because the metric is stated per 1,000 shares, it should not be read as ETH per single share.

Hard Fork — A change to a blockchain’s protocol rules that is not backward-compatible, resulting in a divergence of the network into two separate chains.

Layer 2 (L2) — A secondary network built on top of a base blockchain (Ethereum mainnet) that processes transactions off the base layer to increase throughput and reduce cost while relying on the base layer for settlement and security.

Liquid Staking — An arrangement in which ETH is contributed to a third-party protocol (e.g., Liquid Collective, ether.fi or Lido) in exchange for a transferable receipt token (e.g., LsETH, weETH, wstETH) representing a claim on the pooled staked ETH and related rewards.

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

Protocol Conversion Rate (PCR) — A protocol-published rate reflecting the amount of ETH into which one unit of a receipt token (LsETH, weETH or wstETH) is redeemable, updated as staking rewards, penalties, and fees accrue; it is not a market trading price.

Protocol Incentives — Consideration earned under third-party programs (e.g., the Strategic Partnership Agreement (“SPA”) with ether.fi, Linea, and EigenCloud) for providing and maintaining TVL, recognized as revenue under ASC 606.

Prover — The component of a zero-knowledge Layer 2 network that generates the cryptographic proof validating a batch of transactions.

Rebasing / Non-Rebasing — A rebasing token reflects accrued rewards by increasing the number of tokens held; a non-rebasing token (such as LsETH, weETH or wstETH) keeps the token quantity fixed and instead reflects rewards through an increasing conversion rate relative to ETH.

Receipt Token — A token (such as LsETH, weETH or wstETH) received upon staking that evidences an enforceable right to redeem the underlying ETH and accrued rewards; accounted for as an indefinite-lived intangible asset under ASC 350-30.

Sequencer — The component of a Layer 2 network that orders and batches transactions before they are settled to the base layer.

Slashing — A protocol-level penalty in which a portion of staked ETH is forfeited due to validator or operator misconduct, downtime, or technical failure, distinct from inactivity incurred for downtime.

Smart Contract — Self-executing code deployed on a blockchain that runs automatically when specified conditions are met and generally cannot be reversed once executed.

Total ETH Holdings — The Company’s aggregate ETH exposure, comprising directly held (native) ETH plus the ETH obtainable on an as-if-redeemed basis from the Company’s LsETH, weETH and wstETH positions (including wstETH contributed to the Galaxy Sharplink Onchain Yield Fund, LP), measured in ETH units.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SHARPLINK, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current Assets
Cash	$47,902	$28,539
USDC stablecoin	-	1,882
Accounts receivable, net of allowance for credit losses of $0 for both periods presented	649	221
Prepaid expenses and other current assets	565	511
Total current assets	49,116	31,153

Crypto assets at fair value	1,615,154	1,899,683
Crypto assets at cost	481,958	500,912
Investments at fair value	24,840	-
Other assets	717	18
Total assets	$2,171,785	$2,431,766

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses	$6,078	$12,749
Total current liabilities	6,078	12,749

Long-Term Liabilities
Other long-term liabilities	25	-
Total liabilities	6,103	12,749

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common Stock, $0.0001 par value; authorized shares 2,500,000,000; issued 221,338,297 and 198,646,255, respectively; outstanding shares: 217,267,066 and 196,707,797, respectively	22	20
Treasury stock, 4,071,231 and 1,938,458 shares of Common Stock at cost	(41,743)	(31,721)
Additional paid-in capital	3,348,191	3,263,114
Accumulated deficit	(1,140,788)	(812,396)
Total stockholders’ equity	2,165,682	2,419,017
Total liabilities and stockholders’ equity	$2,171,785	$2,431,766

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from staking	$13,056	$10,274	$35,718	$10,302
Revenue from affiliate marketing	400	570	1,324	1,980
Total revenue	13,456	10,844	37,042	12,282

Gains (losses) from operations
Realized gain on crypto assets, net	75,215	6,308	88,653	11,681
Unrealized gain (loss) on crypto assets at fair value, net	676,695	107,326	(150,971)	104,889
Total gains (losses) from operations, net	751,910	113,634	(62,318)	116,570

Operating expenses
Cost of revenues from affiliate marketing	280	431	970	1,529
Selling, general, and administrative expenses	11,013	12,024	29,954	15,523
Stock-based compensation, related party	-	131	-	16,510
Impairment of crypto assets at cost	1,040	6,950	268,803	94,763
Total operating expenses	12,333	19,536	299,727	128,325

Operating income (loss)	753,033	104,943	(325,003)	527

Other income
Interest income	516	119	897	168
Other income (expense)	(2)	-	(2)	-
Total other income	514	119	895	168

Net income (loss) before income taxes	753,547	105,062	(324,108)	695
Income tax expense	(2,104)	(792)	(4,284)	(822)
Net income (loss)	751,443	104,270	(328,392)	(127)
Denominator for net income (loss) per share:
Basic weighted average shares	217,248,324	149,056,400	212,017,112	63,214,826
Diluted weighted average shares	217,516,138	167,172,597	212,017,112	83,331,023
Net income (loss) per share - basic	$3.46	$0.70	$(1.55)	$-
Net income (loss) per share - diluted	$3.45	$0.62	$(1.55)	$-

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except share data)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity

Balance at December 31, 2024	601	$1	1,040	$1	407,295	$-	$79,920	(8)	$(29)	$(77,809)	$2,084
Net loss	-	-	-	-	-	-	-	-	-	(975)	(975)
Stock-based compensation expense	-	-	-	-	-	-	69	-	-	-	69
Issuance of Common Stock for exercise of warrants	-	-	-	-	25,000	-	-	-	-	-	-
Shares sold for cash	-	-	-	-	142,960	-	907	-	-	-	907
Balance at March 31, 2025	601	$1	1,040	$1	575,255	$-	$80,896	(8)	$(29)	$(78,784)	$2,085
Net loss	-	-	-	-	-	-	-	-	-	(103,423)	(103,423)
Stock-based compensation expense	-	-	-	-	-	-	16,677	-	-	-	16,677
Shares issued for vested restricted stock	-	-	-	-	37,502	-	-	-	-	-	-
Issuance of Common Stock for exercise of warrants	-	-	-	-	69,842	-	-	-	-	-	-
Issuance of Common Stock for exchange agreement	(601)	(1)	(1,040)	(1)	38,683	-	-	-	-	-	-
Issuance of Common Stock sold in private placement May 20, 2025	-	-	-	-	34,000	-	3,848	-	-	-	3,848
Issuance of Common Stock sold in private placement May 26, 2025	-	-	-	-	58,704,673	6	404,618	-	-	-	404,624
Issuance of Common Stock sold in at-the-market offering	-	-	-	-	6,694,837	1	128,707	-	-	-	128,708
Balance at June 30, 2025	-	$-	-	$-	66,154,792	$7	$634,746	(8)	$(29)	$(182,207)	$452,519
Net income	-	-	-	-	-	-	-	-	-	104,270	104,270
Stock-based compensation expense	-	-	-	-	-	-	3,353	-	-	-	3,353
Shares issued for vested restricted stock	-	-	-	-	99,162	-	-	-	-	-	-
Issuance of Common Stock sold in private placement August 8, 2025	-	-	-	-	10,256,411	1	189,836	-	-	-	189,837
Issuance of Common Stock sold in a private placement August 12, 2025	-	-	-	-	18,382,353	2	389,584	-	-	-	389,586
Issuance of Common Stock sold in at-the-market offering	-	-	-	-	99,238,923	10	1,960,520	-	-	-	1,960,530
Stock repurchased (treasury stock)	-	-	-	-	-	-	-	(1,938,450)	(31,692)	-	(31,692)
Balance at September 30, 2025	-	$-	-	$-	194,131,641	$20	$3,178,039	(1,938,458)	$(31,721)	$(77,937)	$3,068,403

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands, except share data)

	Series A-1 preferred stock		Series B preferred stock		Common stock		Additional Paid-In	Treasury stock		Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Shares	Amount	deficit	equity
Balance at December 31, 2025	-	$-	-	$-	198,646,255	$20	$3,263,114	(1,938,458)	$(31,721)	$(812,396)	$2,419,017
Net loss	-	-	-	-	-	-	-	-	-	(685,561)	(685,561)
Stock-based compensation expense	-	-	-	-	-	-	3,001	-	-	-	3,001
Shares issued for vested restricted stock	-		-	-	340,385	-	-	-	-	-	-
Settlement of accrued bonuses in shares (gross) of Common Stock	-	-	-	-	490,273	-	5,040	-	-	-	5,040
Shares of Common Stock withheld for taxes for net share settlement	-	-	-	-	(351,404)	-	(2,896)	-	-	-	(2,896)
Balance at March 31, 2026	-	$-	-	$-	199,125,509	$20	$3,268,259	(1,938,458)	$(31,721)	$(1,497,957)	$1,738,601
Net loss	-	-	-	-	-	-	-	-	-	(394,274)	(394,274)
Stock-based compensation expense	-	-	-	-	-	-	3,055	-	-	-	3,055
Shares issued for vested restricted stock	-	-	-	-	129,809	-	-	-	-	-	-
Issuance of Common Stock for exercise of pre-funded warrants	-	-	-	-	11,817,165	1	-	-	-	-	1
Issuance of Common Stock sold in registered direct offering June 23, 2026	-	-	-	-	10,013,351	1	73,330	-	-	-	73,331
Shares of Common Stock withheld for taxes for net share settlement	-	-	-	-	(31,295)	-	(172)	-	-	-	(172)
Stock repurchased (treasury stock)	-	-	-	-	-	-	-	(2,132,773)	(10,022)	-	(10,022)
Balance at June 30, 2026	-	-	-	-	221,054,539	22	3,344,472	(4,071,231)	(41,743)	(1,892,231)	1,410,520
Net income	-	-	-	-	-	-	-	-	-	751,443	751,443
Stock-based compensation expense	-	-	-	-	-	-	4,579	-	-	-	4,579
Shares issued for vested restricted stock	-		-	-	418,740	-	-	-	-	-	-
Issuance of Common Stock for exercise of non-plan options	-	-	-	-	15,000	-	30	-	-	-	30
Shares of Common Stock withheld for taxes for net share settlement	-	-	-	-	(149,982)	-	(890)	-	-	-	(890)
Balance at September 30, 2026	-	$-	-	$-	221,338,297	$22	$3,348,191	(4,071,231)	$(41,743)	$(1,140,788)	$2,165,682

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(328,392)	$(127)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	6
Stock-based compensation expense	10,635	3,589
Stock-based compensation expense, related party	-	16,510
Impairment of crypto assets at cost	268,803	94,763
Unrealized (gain) loss on crypto assets at fair value, net	150,971	(104,889)
Realized gain on crypto assets, net	(88,653)	(11,681)
Rewards on native staking	(27,231)	(10,302)
Rewards on liquid staking	(6,576)	-
Rewards from protocol incentives and rebates	(2,956)	-
Changes in assets and liabilities
Accounts receivable	(33)	(194)
Prepaid expenses and other current assets	(54)	(118)
Accounts payable and accrued expenses	(1,605)	3,966
Accounts payable and accrued expenses - related party	-	68
Net cash used in operating activities	(25,091)	(8,409)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases related to other investment activities	(699)	(500)
Capital expenditures for equipment	-	(7)
Crypto assets purchased	(16,110)	(2,539,612)
USDC stablecoin purchased	-	(445,097)
USDC stablecoin redemptions	1,882	80,694
Net cash used in investing activities	(14,927)	(2,904,522)

CASH FLOWS FROM FINANCING ACTIVITIES:
Gross proceeds from registered direct offering of Common Stock and warrants	75,001	-
Issuance costs paid related to registered direct offering	(1,670)	-
Gross proceeds from sale of Common Stock	-	2,147,073
Issuance costs paid related to sale of Common Stock	-	(56,654)
Gross proceeds from shares sold in capital raise	-	4,500
Issuance costs related to shares sold in capital raise	-	(652)
Gross proceeds from private placement	-	902,086
Issuance costs paid related to private placements	-	(40,957)
Repurchases of Common Stock (treasury stock)	(10,022)	(31,692)
Taxes paid related to net share settlement of equity awards	(3,958)	-
Deferred financing costs	-	(1,137)
Proceeds from stock option exercises	30	-
Net cash provided by financing activities	59,381	2,922,567

Net change in cash	19,363	9,636

Cash, beginning of period	28,539	1,542
Cash, end of period	$47,902	$11,178

SHARPLINK, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

(In thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$3,846	$141

NON-CASH OPERATING, INVESTING AND FINANCING ACTIVITIES:
Crypto assets received as equity contributions	$-	$123,397
Crypto assets staked on liquid staking protocol	$383,239	$718,383
Receipt of crypto assets for staked crypto assets on liquid staking protocol	$(409,596)	$(717,419)
Crypto assets purchased with USDC stablecoin	$-	$(337,885)
Receipt of crypto assets (ETH) at fair value for redemption of crypto assets (LsETH at cost)	$(154,984)	$-
Redemption of crypto assets (LsETH) at impaired cost	$95,860	$-
ETH received from traded LsETH	$(44,306)	$-
LsETH traded for ETH	$42,129	$-
wstETH contributed as capital contribution in investment at fair value	$23,135	$-
USDC stablecoin rewards	$-	$139
Placement agent warrants	$-	$12,864
Receipt of LsETH rebate receivable	$106	$-
Stock-based bonus accrual settled with shares of Common Stock	$5,040	$-
Issuance of Common Stock for vested restricted stock	$-	$2,508

See accompanying notes to these condensed consolidated financial statements.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 1 – Organization

Background and Nature of Business

Headquartered in Miami, Florida, Sharplink, Inc. (the “Company” or “Sharplink”), a Delaware corporation, undertook a significant strategic shift in June 2025 by adopting Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. This strategy reflects the Company’s commitment to align the corporate treasury with the future of programmable finance, digital capital markets and decentralized infrastructure. The Company seeks to benefit from ETH accumulation, derived utilizing proceeds from multiple financings, by (i) yield and other returns generated from staking and related treasury activities and (ii) potential ETH price appreciation. We delegate our ETH to third-party validators and participate in both native and liquid staking programs. See Note 3 – Crypto Asset Holdings and Realized Gains (Losses). The Company also operates an online affiliate marketing business that delivers unique fan activation solutions to its sportsbook and online casino gaming partners. The Company’s ETH Treasury Management strategy is now its core operational focus.

Since the launch of its ETH Treasury Management strategy, the Company has raised capital through private investment in public equity (“PIPE”) transactions, follow-on offerings and at-the-market (“ATM”) sales. The Company has utilized the majority of the proceeds to acquire ETH (see Note 3-Crypto Asset Holdings and Realized Gains (Losses)) and fund working capital. Additional details regarding these equity offerings are included in Note 7 – Equity.

On February 3, 2026, the Company formally changed its corporate name to “Sharplink, Inc.” from “SharpLink Gaming, Inc.” in connection with a corporate rebranding initiative.

Reverse Stock Split

On May 5, 2025, the Company effected a one-for-twelve (1:12) reverse stock split of all the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”), whereby the Company decreased the number of issued and outstanding shares of Common Stock from 7,916,206 to 659,684. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retrospectively adjusted as of the earliest period presented in the condensed consolidated financial statements to reflect the reverse stock split.

Note 2 – Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by Sharplink, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of Company management, the accompanying unaudited condensed consolidated statements contain all adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2026 and December 31, 2025, as well as its results of operations for the three and nine months ended September 30, 2026 and 2025. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited consolidated financial statements as of that date. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from the estimates.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

(b) Reclassifications

We made certain reclassifications to prior period amounts presented on our condensed consolidated statements of operations to conform to the current period presentation. Specifically, costs of revenues from affiliate marketing have been reclassified into operating expenses, and the significant segment expense categories in Note 14 – Operating Segments have been recast. Further, prior period amounts were presented as discontinued operations for one of our reporting units that was sold on December 31, 2022. Due to the insignificance of these discontinued operations to the condensed consolidated financial statements, we have not presented such amounts separately resulting in the following reclassifications: As of December 31, 2025, net assets from discontinued operations of $181 have been reclassified to prepaid expenses and other current assets on the condensed consolidated balance sheets, and $23 and $(87) of net income (loss) from discontinued operations have been reclassified to selling, general and administrative expenses on the condensed consolidated statements of operations for the three and nine months ended September 30, 2025, respectively. Additionally, to conform to the current period segment presentation, certain discontinued operations expense line items, not previously presented in the segment footnotes for the periods ended September 30, 2025, have been included and, in certain cases, reallocated between the ETH Treasury Management and Affiliate Marketing reportable segments.

(c) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Sharplink and its wholly owned subsidiaries. All intercompany accounts and transactions between consolidated subsidiaries have been eliminated in consolidation.

(d) Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from such estimates. On an on-going basis, the Company evaluates its estimates, including, but not limited to, those related to measurement of crypto assets at fair value; impairment of crypto assets at cost; fair value of our investment in the Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”) (fair value option), stock-based compensation; income taxes, including the carrying value of deferred tax assets; and litigation and contingencies, including liabilities that the Company deems not probable of assertion. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, recognition of liabilities and equity that is not readily apparent from other sources.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

(e) Investments in Equity Securities Without Readily Determinable Fair Values

Equity investments that do not have a readily determinable fair value, and that are not consolidated or accounted for under the equity method, are recognized initially at cost and measured under the measurement alternative permitted by ASC 321-10-35-2 — cost, less impairment, adjusted for observable price changes in identical or similar securities of the same issuer. When an orderly transaction in such a security is observed or reasonably knowable as of the reporting date, the investment is remeasured to fair value, in accordance with ASC 820, Fair Value Measurement (“ASC 820”), as of the transaction date, with the resulting gain or loss recognized in net income; forced sales and unsupported broker quotes are disregarded. Each reporting period, the Company performs a qualitative assessment for impairment indicators. If the investment is impaired, it is written down to fair value through net income, with no subsequent reversal. The Company may irrevocably elect to measure an individual investment at fair value instead, and discontinue the measurement alternative when the security obtains a readily determinable fair value or the investment otherwise changes classification. During the three and nine months ended September 30, 2026, we purchased an aggregate of $550 of equity securities of two privately held companies without readily determinable fair values. As of September 30, 2026, these investments have been recorded at their cost basis and are reflected as “Investments at cost” on the condensed consolidated balance sheets. As of September 30, 2026, there were no impairments noted.

(f) Crypto Assets

The Company’s crypto assets primarily consist of ETH, the native token of the Ethereum blockchain, and liquid staking tokens (“LST”). The Company’s LST holdings consist of Liquid Collective’s LST (“LsETH”), Lido’s wrapped LST (“wstETH”) and ether.fi’s LST (“weETH”).

LsETH is a token received when ETH is staked through Liquid Collective, a third-party liquid staking protocol. weETH is a token received when ETH is staked through ether.fi, a third-party liquid staking protocol. wstETH is a wrapped, non-rebasing form of stETH, the token received when ETH is staked through Lido, a third-party liquid staking protocol. Our staking activities on ether.fi and Lido began in January 2026 and August 2026, respectively (see Note 11 - Commitments and Contingencies). Therefore, our liquid staking results for the three and nine months ended September 30, 2025 consist of Liquid Collective staking activities only.

ETH is presented on the condensed consolidated balance sheet under the caption “Crypto assets at fair value,” and LsETH, wstETH and weETH are presented separately under the caption “Crypto assets at cost”, and are at times collectively referred to as crypto assets at cost in these condensed consolidated financial statements. The Company has ownership of and control over its crypto assets, which are held through custodial arrangements with third-party qualified custodians. These qualified custodians provide secure storage and safeguarding of the Company’s crypto assets, including ETH, LsETH, wstETH and weETH.

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Crypto assets are subsequently measured in accordance with ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets (“ASC 350-60”), at fair value in the statement of financial position with unrealized gains and losses resulting from changes in fair value recognized in net income (loss). The Company determines and records for each reporting period the fair value of its crypto assets in accordance with ASC 820, based on quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market for ETH (Level 1 inputs). Changes in the fair value are recognized in net income (loss) within “Unrealized gain (loss) on crypto assets at fair value, net,” while realized gains and losses from the derecognition of crypto assets are included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. The Company applies a first-in, first-out methodology to assign costs for purposes of determining crypto assets held and realized gains and losses.

Purchases and sales of crypto assets are reflected as cash flows from investing activities in the condensed consolidated statements of cash flows. Deposits of ETH into liquid staking protocols, receipt of ETH from unstaking, and redemption of receipt tokens are presented as non-cash investing activities in the condensed consolidated statements of cash flows. Receipt of ETH as staking rewards and incentives is presented as non-cash operating activities in the condensed consolidated statements of cash flows.

Crypto assets at cost (LsETH, wstETH and weETH)

Our crypto assets at cost are recognized at fair value on the date received, which becomes their cost basis. Our crypto assets at cost do not fall in the scope of ASC 350-60 for subsequent measurement. LsETH and weETH are receipt tokens that, in general and by design, grant the holder an enforceable right to redeem the ETH for which they were exchanged. wstETH is a wrapped token that grants the holder an enforceable right to redeem stETH, which in turn grants the holder an enforceable right to redeem the underlying staked ETH through the Lido protocol. Therefore, each token fails the ‘other goods or services criterion’ in ASC 350-60-15-1(b) and is outside the scope of ASC 350-60. Crypto assets at cost are subsequently measured at cost, net of any impairment losses incurred since acquisition, in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill.

Beginning in the third quarter of 2026, we characterize weETH as a liquid staking token rather than a liquid restaking token, reflecting ether.fi’s August 2026 removal of restaking from weETH, after which the ETH-backed weETH is staked through Ethereum validators only, accrues Ethereum staking rewards only and is no longer pledged as security for third-party services through EigenCloud (formerly EigenLayer). This change in characterization did not change the unit of account, measurement or presentation of weETH in our condensed consolidated financial statements.

The Company performs an analysis each quarter to identify whether events or changes in circumstances, principally decreases in the quoted (unadjusted) prices in the Company’s principal market, indicate that it is more likely than not that any of the assets are impaired. The quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined as its principal market, are used in the analysis of LsETH. Because the volume of weETH and wstETH trades can significantly fluctuate between multiple decentralized and centralized exchanges, the Company periodically assesses the principal market for weETH and wstETH, in accordance with ASC 820.

In determining whether an impairment has occurred, the Company considers the lowest price of one LsETH, one wstETH and one weETH, as quoted on the respective principal markets, at any time since acquiring the specific LsETH, wstETH, and weETH held by the Company. If the carrying value of an LsETH, wstETH, or weETH exceeds that lowest intraday price, an impairment loss has occurred with respect to that LsETH, wstETH, or weETH in the amount equal to the difference between its carrying value and such lowest price. Impairment losses are recognized in the period in which the impairment occurs and are reflected within “Impairment of crypto assets at cost” in the Company’s condensed consolidated statements of operations. The impaired crypto assets are written down to their fair value at the time of impairment and this becomes the new cost basis for those assets. The cost basis of our crypto assets at cost will not be adjusted upward for any subsequent increase in fair value.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Receipt of LsETH, wstETH, and weETH in connection with the staking of ETH into a liquid staking protocol is presented as a non-cash investing activity in the condensed consolidated statements of cash flows. Receipt of LsETH, weETH, and ETH as rewards and incentives is presented as a non-cash operating activity in the condensed consolidated statements of cash flows.

(g) Revenue and Realized Gains (Losses) from Staking Activities

In June 2025, the Company began staking its ETH. To date, the Company’s staking activities comprise (i) native staking activities, (ii) liquid staking activities, and (iii) protocol incentive-generating activities tied to maintaining total value locked (“TVL”) within certain blockchain ecosystems.

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

Rewards from native staking activities are recognized as revenue in accordance with ASC 606, Revenue from Contracts with Customers. The delegation of the Company’s ETH to validators represents an output of the Company’s ordinary activities. In this case our performance obligation is the provision of our validation rights to the validators, from which we earn variable consideration, in the form of ETH, which is non-cash consideration, measured at the fair value of ETH as of contract inception based on the quoted (unadjusted) prices on the Coinbase exchange, the active exchange that the Company has determined is its principal market. Revenue is recognized at the point in time when the Ethereum network confirms that the validation is complete. As a delegator, the Company has concluded it is not the principal to the block validation service provided to the Ethereum Network; it is the validators that control the service. Instead, the Company’s service is one of providing the use of its ETH by the validators to increase their validation opportunities. Consequently, the Company records staking revenue on a net basis, reflecting only the portion of protocol rewards to which it is entitled after validator commissions are deducted. During the three months ended September 30, 2025 the Company paid fees to third-party asset managers of approximately $3,146, with no fees paid to third-party asset managers for the three months ended September 30, 2026. During the three months ended September 30, 2026 and 2025, the Company paid fees to custodians of approximately $310 and $658, respectively. These fees are recognized separately as operating expenses. During the nine months ended September 30, 2026 and 2025, fees paid to third-party asset managers of approximately $2,026 and $3,524, respectively, and custodians of approximately $937 and $742, respectively, are recognized separately as operating expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

Liquid Staking Activities

We also participate in liquid staking arrangements, whereby ETH is deployed into third-party protocols in exchange for LST, such as LsETH, wstETH and weETH, our crypto assets at cost.

Staking with Liquid Collective, ether.fi and Lido represents the Company’s liquid staking activities. Under Liquid Collective, ETH is contributed to the Liquid Collective staking pool and LsETH is minted and received in return. Under Lido, ETH is staked through the Lido protocol and stETH is minted in return; the stETH is then wrapped into wstETH. wstETH is the wrapped, non-rebasing form of stETH and is designed for DeFi compatibility. Under ether.fi, ETH is deposited with ether.fi and weETH is received in return. weETH is the wrapped, non-rebasing form of eETH, the token minted upon staking of ETH, and is designed for DeFi compatibility.

Since our crypto assets at cost are accounted for under ASC 350-30 (see Note 2(f)), increases in their fair value while the Company remains staked with the liquid staking protocols are not recognized. There is no ongoing performance obligation following the staking of ETH through the liquid staking protocols. Additionally, LsETH, wstETH, and weETH are non-rebasing tokens, meaning their quantities remain fixed over time. Staking rewards are not continuously reflected in token balances but are instead realized separately. Staking rewards are therefore recognized only when the LsETH, wstETH, or weETH is redeemed and derecognized, measured at the fair value of ETH at contract inception, which is when the ETH was staked. Staking rewards received or receivable upon redemption and derecognition of LsETH, wstETH, or weETH are presented in “Revenue from staking” in the Company’s condensed consolidated statements of operations.

Upon staking ETH through the liquid staking protocols, the ETH is derecognized because the protocols obtain the ability to deploy and direct its use, and the LsETH, wstETH and weETH tokens received concurrently are then recognized. Any gain or loss on the staking transaction is recognized in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”) based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH, wstETH, and weETH received and included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

When the Company initiates a redemption of LsETH, wstETH or weETH, the Company derecognizes the token at its carrying amount on the date the redemption request is accepted by the applicable protocol. At that time, the Company recognizes a receivable for the underlying ETH expected to be received upon completion of the protocol’s withdrawal process and additional staking rewards no longer accrue. The ETH receivable is initially measured at the fair value of the ETH expected to be received, including staking rewards, determined by the protocol’s exchange rate at the time of redemption. Any gain or loss on redemption is recognized in accordance with ASC 610-20 based on the difference between the ETH receivable and the cost basis of the LsETH, weETH or wstETH at the time of redemption with such differences included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. Rebates earned from the liquid staking activities, which are received as non-cash consideration in the form of LsETH, are reflected as revenue.

Liquid Staking Redemptions

In redemption transactions of LsETH, wstETH, and weETH, the Company is exposed to changes in the market price of ETH between the date the redemption request is initiated and the date ETH is received. The Company evaluates whether such ETH receivables contain embedded derivatives that require bifurcation and separate accounting under applicable accounting guidance, ASC 815, Derivatives and Hedging. Any identified embedded derivative is measured at fair value, with changes in fair value recognized in the condensed consolidated statement of operations until settlement of the receivable. As of September 30, 2026 and December 31, 2025, receivables outstanding from such transactions were $503 and $106, respectively, which are included in accounts receivable, net on the condensed consolidated balance sheets.

During the three and nine months ended September 30, 2026, we redeemed LsETH from our liquid staking activities; no wstETH or weETH was redeemed. In August 2026, we transferred 8,054 wstETH units as a capital contribution for a limited partnership interest (see Note 6 - Investment in Galaxy Sharplink Onchain Yield Fund, LP). See Note 3 - Crypto Asset Holdings and Realized Gains (Losses) for a summary of our liquid staking activities and the realized gains (losses) resulting from these transactions during the three and nine months ended September 30, 2026.

During the three and nine months ended September 30, 2025, there were no redemptions from liquid staking activities.

Protocol Incentives

On December 18, 2025, the Company executed a Strategic Partnership Agreement (“SPA”) with ether.fi, EigenCloud, Linea Consortium (a related party), and Consensys Software, Inc., (“Consensys”), (a related party), to bridge a minimum of $200 million of weETH from its treasury onto Linea, a zkEVM Layer 2 network, over an initial 24-month period. The execution of the deliverables of the SPA was performed with our qualified custodian Anchorage Digital Bank N.A. as the intermediary. As of September 30, 2026, we had bridged $205.8 million in weETH onto Linea. See Note 11 - Commitments and Contingencies.

On August 12, 2026, the Company entered into a Liquid Staking Agreement with Lido Ecosystem Foundation (“Lido”) (the “Lido Agreement”). The Company committed to stake $200.0 million of ETH through the Lido protocol and to hold the resulting wstETH for one year from completion of the staking. The Lido Agreement does not provide for protocol token incentives. See Note 11 - Commitments and Contingencies.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Separate from staking rewards from weETH at redemption, as denoted above in Liquid Staking Activities, we are entitled to monthly protocol incentives from ether.fi, Linea, and EigenCloud under the SPA. We have concluded that ether.fi, Linea, and EigenCloud are each customers under ASC 606, as they provide consideration in exchange for our service of providing and maintaining TVL on Linea, which is an output of our ongoing treasury operations.

Protocol incentives are based on month-end TVL metrics and subject to contractual caps typically based on a maximum amount of units, paid in the form of ETH and weETH. The quantity of incentives earned is not known or calculable by the Company until the end of the month and, until then, is constrained under ASC 606 guidance on variable consideration. Revenue from incentives is recognized over time as the Company satisfies its performance obligation of maintaining TVL, as customers simultaneously receive and consume the benefits of the service. Revenue is recognized on a monthly basis as the performance period is completed and the amount of consideration becomes determinable and no longer constrained, measured at the fair value of ETH and weETH at contract inception. We apply the variable consideration allocation exception in ASC 606-10-32-40, allocating each month’s variable consideration to the distinct monthly service period to which it relates. In accordance with ASC 606-10-32-21, such non-cash consideration is measured at fair value at contract inception. Subsequent changes in the fair value of the underlying digital assets attributable solely to the form of consideration are not included in revenue and are recognized separately in earnings in accordance with applicable guidance as realized gains (losses) until the settlement date. As of April 2026, the contractual cap of 500,000 protocol incentive tokens with EigenCloud was met.

See Note 3 - Crypto Asset Holdings and Realized Gains (Losses) for further disclosures of our realized gains (losses) on our staking and redemption activities. See Note 4 - Revenue Recognition for further disclosures.

(h) Crypto Assets Receivable

When redemptions of crypto assets at cost are initiated and protocol incentives are recognized, the Company is exposed to changes in the market price of crypto assets between the date the redemption request is initiated or the incentive is recognized and the date the underlying assets are received. As disclosed in (g) Liquid Staking Activities, the Company is exposed to these same market price fluctuations when we initiate a redemption of a crypto asset at cost from one of our protocols.

Because settlement occurs in crypto assets whose fair value fluctuates between recognition and settlement, and after evaluating the criteria in ASC 815-10-15-83, Derivatives and Hedging, the Company concluded that the receivable contains an embedded derivative that is not clearly and closely related to the host contract and therefore requires bifurcation. The embedded derivative is measured at fair value, with changes in fair value recognized in earnings in “Realized gain on crypto assets, net” until settlement.

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

Upon receipt, the Company derecognizes both the receivable and the embedded derivative and recognizes the crypto asset received at fair value. Any difference between the receivable and the fair value of the crypto asset received is recognized as a realized gain or loss and included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

(i) USDC Stablecoin

USD stablecoin (“USDC”) is accounted for as a financial asset that can be redeemed on the basis of one USDC for one U.S. dollar on demand from the issuer. While not accounted for as cash or cash equivalents, the Company treats its USDC holdings as a liquidity resource. The Company’s USDC are held with qualified third-party custodians who provide secure storage and safeguarding of the Company’s USDC. The Company’s custodians do not obtain control over the Company’s USDC; therefore we continue to recognize USDC as our own for accounting purposes. During the nine months ended September 30, 2026, we redeemed all of our USDC for U.S. dollars.

(j) Affiliate Marketing Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. To determine revenue recognition for contracts with customers, the Company performs the following five steps: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur; (iv) allocate the transaction price to the respective performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies the performance obligation. The Company recognizes revenue when it transfers its goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange. For the three and nine months ended September 30, 2026, the Company has recognized its revenue at a point in time for certain contracts and over time for other contracts. The timing of revenue recognition may differ from the timing of invoicing to customers, and these timing differences result in contract advanced billings on the Company’s condensed consolidated balance sheet. The Company recognizes unbilled revenue when revenue is recognized prior to invoicing. Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 30 days. In instances where the timing of revenue recognition differs from the timing of invoicing, the Company has determined that its contracts generally do not include a significant financing component. The primary purpose of invoicing terms is to provide customers with simplified and predictable ways of purchasing the Company’s services, and not to facilitate financing arrangements. The Company acts as an agent and records revenue net of commissions retained. The Company did not have any major customers for the three and nine months ended September 30, 2026 or 2025.

(k) Warrant Classification

The Company evaluates each freestanding warrant on its own shares to determine whether it should be classified as a liability or as equity. The Company first assesses whether the warrant meets the criteria for liability (or asset) classification under ASC 480, Distinguishing Liabilities from Equity. Warrants outside the scope of ASC 480 are then evaluated under ASC 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity, to determine whether they are both (i) indexed to the Company’s own stock, applying the two-step model that considers any exercise contingencies and the instrument’s settlement provisions (generally a fixed-for-fixed settlement), and (ii) able to meet the additional conditions for equity classification. A warrant that satisfies both conditions is classified as equity, recorded in additional paid-in capital at issuance, and not subsequently remeasured. A warrant that does not is classified as a liability (or, where applicable, an asset), initially recorded at fair value and remeasured to fair value at each reporting date, with changes recognized in net income. As of September 30, 2026 and December 31, 2025, all warrants issued have been concluded to meet the conditions required for permanent equity classification. See Note 8 - Warrants.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

(l) Fair Value Measurements

The Company measures certain assets and liabilities at fair value on a recurring or nonrecurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses a three-level hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques. The three levels of the fair value hierarchy are described below:

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

The categorization of an asset or liability within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The valuation techniques used by the Company when measuring fair value maximize the use of observable inputs and minimize the use of unobservable inputs. During the three months ended September 30, 2026, we acquired an interest in a limited partnership that is recorded at fair value on a recurring basis using level 3 inputs. See Note 6 - Investment in Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”). Changes in the fair value of our Fund interest will be driven by market price fluctuations of wstETH and our proportionate share of income (loss) generated by the Fund, which incorporates unrealized gains (losses) on the Fund’s investment positions that are recorded at fair value based on unobservable inputs with little or no market activity.

As of September 30, 2026, we hold ETH, a crypto asset within the scope of ASC 350-60 which is recorded at fair value and various LSTs not within the scope of ASC 350-60 that are subject to nonrecurring impairment losses. See subsection (f) Crypto Assets above for further disclosure of our accounting policies over these digital assets.

The Company also estimates the fair value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and accrued compensation and employee benefits. The Company considers the carrying value of these instruments in the condensed consolidated financial statements to approximate fair value due to their short maturities.

Our assets measured on a recurring basis at fair value are as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
ETH	$1,615,154	$-	$-	$1,615,154
Investment Galaxy Sharplink Onchain Yield Fund LP	-	-	24,840	24,840
	$1,615,154	$-	$24,840	$1,639,994

As disclosed in subsection (f) Crypto Assets above, our ETH is fair valued using quoted (unadjusted) prices on the Company’s principal market. Because ETH is valued using unadjusted quoted prices in an active market for an identical asset, the Company’s ETH holdings are classified within Level 1 of the fair value hierarchy.

The Company’s Fund interest is measured at fair value on a recurring basis under the fair value option and is classified within Level 3 of the fair value hierarchy. The Company’s Fund interest is not traded in an active market, and there are no observable prices for the interest or for similar interests. Fair value is determined based on the Company’s proportionate share of the fair value of the Fund’s net assets, which include investment positions measured using significant unobservable inputs, including discounts for lack of marketability and lack of control for which there is little or no market activity. Because these unobservable inputs are significant to the overall fair value measurement, the investment is classified within Level 3.

Our assets measured on a nonrecurring basis at fair value are as follows:

	As of September 30, 2026
	Level 1	Level 2	Level 3	Total
LSTs (weETH, wstETH and LsETH)	$-	$481,958	$-	$481,958
	$-	$481,958	$-	$481,958

Impairment losses are recognized on crypto assets carried at lower-of-cost or impaired value. These impairment losses occur from decreases in prices which indicate that it is more likely than not that any of the assets are impaired. Our LSTs are valued using a market approach based on the quoted price of ETH in the Company’s principal market multiplied by each token’s conversion rate to ETH, as published by the respective protocol as of the measurement date. Therefore, the Company has determined that LSTs do not trade in active markets accessible to the Company; accordingly, their fair values are not based on quoted prices for the identical assets. Because the significant inputs, the ETH quoted price and the protocol conversion rates, are observable, these measurements are classified within Level 2 of the fair value hierarchy.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

(m) Equity-Method Investments and the Fair Value Option

In August 2026, the Company acquired an interest in a limited partnership, the Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”). In accordance with ASC 323-30 Equity Method and Joint Ventures: Partnerships, Joint Ventures and Limited Liability Entities, when a noncontrolling investor in a limited partnership can exert significant influence over the entity’s operating and financial policies, the investment is required to be accounted for as an equity method investment. Because the Company’s interest in the Fund is more than minor (the Company’s commitment represents approximately 80% of total limited partner commitments), the Company has concluded that it has the ability to exert significant influence. The Company evaluated the Fund under ASC 810, Consolidation, and concluded that the Fund is not a variable interest entity because the limited partners hold substantive kick-out rights. The Company cannot unilaterally remove the General Partner; removal requires the affirmative vote of at least one other limited partner. The General Partner, an affiliate of Galaxy Digital, directs the Fund’s investment selection, leverage management, collateral management, valuation and disposition decisions. Therefore, the Company does not have the power to direct the activities that most significantly affect the Fund’s economic performance. As a result, the Company does not have a controlling financial interest in the Fund under the voting interest model.

ASC 825 Financial Instruments permits the fair value option (FVO) for an investment that otherwise would be accounted for under the equity method. The Company has elected to account for its limited partnership interest using the fair value option. See Note 6 - Investment in Galaxy Sharplink Onchain Yield Fund, LP, for further disclosures of this investment. The election is irrevocable and is made on an instrument-by-instrument basis at initial recognition. The Company elected the fair value option because the value of its interest is driven primarily by the market price of wstETH and the fair value of the Fund’s investment positions, and fair value measurement is consistent with the Company’s measurement of its crypto assets at fair value. Gains (losses) from changes in the fair value of the Company’s investment in the Fund are recognized within gains (losses) from operations in the Company’s condensed consolidated statements of operations. Changes in the fair value of the investment are largely driven by market fluctuations in wstETH.

(n) Recently Issued Accounting Pronouncements Adopted and Not Yet Adopted

Adopted

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. Effective January 1, 2026, the Company adopted ASU 2024-04 which did not have an impact on our condensed consolidated financial statements as we have no convertible debt instruments outstanding.

Not Yet Adopted

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

In September 2025, the FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments are effective for the Company’s annual and interim reporting periods beginning January 1, 2027, with early adoption permitted. The Company is evaluating the amendments, including their application to the Company’s staking, liquid staking and incentive arrangements. Based on its current arrangements, the Company does not expect adoption to have a material effect on its condensed consolidated financial statements or related disclosures.

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

Note 3 – Crypto Asset Holdings and Realized Gains (Losses)

Crypto Assets at fair value

The following table sets forth the units held, cost basis and fair value of crypto assets held at fair value, as shown on the condensed consolidated balance sheet as of September 30, 2026:

Balance, September 30, 2026
in thousands, except number of ETH	Units	Cost Basis	Fair Value
ETH	602,361	$2,380,602	$1,615,154

The following table sets forth the units held, cost basis and fair value of crypto assets held at fair value, as shown on the condensed consolidated balance sheet as of December 31, 2025:

Balance, December 31, 2025
in thousands, except number of ETH	Units	Cost Basis	Fair Value
ETH	640,026	$2,515,856	$1,899,683

Fair value represents the quoted (unadjusted) prices on the Coinbase exchange as of midnight UTC on the measurement date.

The following table represents a reconciliation of crypto assets held at fair value:

For the Nine Months Ended September 30, 2026
Fair value as of December 31, 2025	$1,899,683
Purchases of ETH	16,110
ETH received from traded LsETH	44,306
Deposits of ETH into liquid staking activities	(383,239)
Receipt of ETH from redemptions in liquid staking activities	154,984
Receipt and accrual of ETH from native staking activities	27,231
Receipt and accrual of ETH from liquid staking activities	6,576
Protocol incentive rewards received in ETH from liquid staking activities	474
Unrealized loss	(150,971)
Fair value as of September 30, 2026	$1,615,154

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table represents a reconciliation of crypto assets held at fair value:

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	$-
Additions	3,000,894
Deposits of ETH into liquid staking activities	(706,288)
Receipt and accrual of ETH from native staking activities	10,302
Unrealized gain	104,889
Balance, September 30, 2025	$2,409,797

Crypto Assets at cost

The following table sets forth the units held, the cost basis less prior year impairment, impairment amount during the nine months ended September 30, 2026, and carrying amount of crypto assets held at cost less impairment, for LsETH, wstETH and weETH as shown on the condensed consolidated balance sheet as of September 30, 2026. The impairment column includes impairment recognized in 2026 on units that were subsequently redeemed or exchanged; accordingly, the cost column represents the December 31, 2025 carrying amount plus 2026 additions, less the carrying amount of units derecognized during 2026, and does not represent the original cost of the units held at September 30, 2026.

in thousands, except number of LsETH, wstETH and weETH	Units	Cost	Impairment	Net
LsETH	121,163	$363,541	$(169,630)	$193,911
weETH	66,379	206,603	(98,214)	108,389
wstETH	57,393	180,617	(959)	179,658
Total	244,935	$750,761	$(268,803)	$481,958

The following table sets forth the units held, cost basis, impairment amount during the year ended December 31, 2025, and carrying amount of crypto assets held at cost less impairment, as shown on the condensed consolidated balance sheet as of December 31, 2025:

in thousands, except number of LsETH	Units	Cost	Impairment	Net
LsETH	204,409	$641,120	$(140,208)	$500,912

The following table represents a reconciliation of crypto assets held at cost, for LsETH, weETH and wstETH specific activities:

For the Nine Months Ended September 30, 2026
Balance, December 31, 2025	$500,912
LsETH traded for ETH	(42,129)
Receipt of weETH upon deposits of ETH into liquid staking activities	205,844
Receipt of wstETH upon deposits of ETH into liquid staking activities	203,752
Redemptions of LsETH from liquid staking activities at cost less impairment	(95,860)
wstETH contributed to the Galaxy Sharplink Onchain Yield Fund, LP	(23,135)
Receipt of LsETH for rebate rewards	620
Receipt of weETH for protocol incentive rewards	759
Impairment loss	(268,803)
Balance, September 30, 2026	$481,958

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table represents a reconciliation of crypto assets held at cost, for LsETH specific activities:

For the Nine Months Ended September 30, 2025
Balance, December 31, 2024	$-
Receipt of LsETH into liquid staking activities	717,419
Impairment loss	(94,763)
Balance, September 30, 2025	$622,656

For the three months ended September 30, 2026 and 2025, the Company recorded an impairment loss of $1,040 and $6,950, respectively, and for the nine months ended September 30, 2026 and September 30, 2025, the Company recorded an impairment loss of $268,803 and $94,763, respectively, related to its holdings of LsETH, weETH and wstETH in accordance with ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, see Note 2(f) Crypto Assets. The impairment is presented in “Impairment of crypto assets at cost” on the condensed consolidated statements of operations.

Realized Gains (Losses) from Liquid Staking Activities

The following table presents the components of “Realized gain on crypto assets, net,” which result primarily from the Company’s liquid staking activities described above (in thousands, except units):

	Three months ended September 30, 2026		Nine months ended September 30, 2026
	Units	Amount	Units	Amount
Staking activities
ETH staked for LST	(81,394)	$(185,784)	(153,120)	$(383,239)
LST received for staking ETH	65,447	203,752	131,469	409,596
Realized gains from staking activities, net		17,968		26,357

Redemption activities
LST redeemed	(42,000)	(67,189)	(57,182)	(95,860)
ETH received for LST redeemed	46,936	126,753	63,676	159,716
Less: LST staking rewards recognized in revenue	1,515	(3,926)	1,798	(4,732)
Realized gains from redemption activities, net		55,638		59,124

Exchange activities
LST exchanged for ETH	-	-	(26,324)	(42,129)
ETH received for exchanged LST	-	-	29,196	46,150
Less: LST staking rewards recognized in revenue	-	-	735	(1,845)
Realized gains from exchange activities, net	-	-		2,176

Other activities
LST contributed to Galaxy Sharplink Onchain Yield Fund, LP	8,054	(23,135)	8,054	(23,135)
Investment received at fair value	-	24,840	-	24,840
Less: LST staking rewards recognized in revenue	6	(15)	6	(15)
Realized gains from other activities, net		1,690		1,690

Rebate and protocol incentive rewards
Rebate and protocol incentive rewards	318	(81)	1,008	(694)
Realized losses from rebate and protocol incentive rewards, net	318	(81)	1,008	(694)

Total realized gains, net		$75,215		$88,653

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

As of September 30, 2026 and December 31, 2025, non-monetary receivables from liquid staking activities were $503 and $106, respectively, and are included in accounts receivable on the condensed consolidated balance sheets. During the three and nine months ended September 30, 2025, the Company had no liquid staking redemptions and did not earn rebates or protocol incentives.

During the three and nine months ended September 30, 2025, we generated realized gains, net, from our staking activities of ETH to LsETH which totaled $6,308 and $11,681, respectively.

Note 4 – Revenue Recognition

The Company is currently engaged in ETH Treasury Management activities and Affiliate Marketing services.

ETH Treasury Management

The Company participates in the following revenue-generating transactions: staking activities on the Ethereum blockchain; earned rewards for securing and validating transactions; and earned protocol incentives for providing and maintaining TVL on Linea.

Management has evaluated the nature of rewards received from liquid staking activities in accordance with the guidance in ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets and ASC 606, Revenue from Contracts with Customers. Management applies the non-cash consideration guidance in ASC 606-10-32-21 and measures the revenue at the fair value of ETH at contract inception. While included within the same line item, management has disclosed separately the amount of revenue attributable to liquid staking versus native staking, and evaluated the associated risks and timing of reward recognition.

The following table provides additional breakdown of the Company’s revenue from staking activities:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Revenue from contracts with customers
Native staking rewards	$8,540	$27,231
Native staking fees	(365)	(1,045)
Protocol incentives earned in ETH and weETH	750	2,378
Rewards from native staking and protocol incentives, net	$8,925	$28,564

Revenue from contracts with non-customers
Liquid staking rewards	$3,942	$6,576
Rebates earned in LsETH	189	578
Rewards and rebates from liquid staking	4,131	7,154
Total revenue from staking, net	$13,056	$35,718

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

During the three and nine months ended September 30, 2025, the Company generated revenue from native staking rewards only of $10,274 and $10,302, respectively.

The following is a summary of crypto assets staked (in units) as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Unstaked ETH	5,651	55,582
Native staked ETH	596,710	584,444
Total LsETH	121,163	204,409
Total weETH	66,379	-
Total wstETH	57,393	-
Total crypto assets	847,296	844,435

The following is a summary of total rewards earned from staking activities (in units) for the three and nine months ended September 30, 2026:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Native staked ETH	3,973	12,345
Redeemed or exchanged liquid staked ETH	1,515	2,533
wstETH contributed to the Galaxy Sharplink Onchain Yield Fund, LP	6	6
Total staking rewards	5,494	14,884

During the three and nine months ended September 30, 2025, we did not earn any rewards from liquid staking activities.

The following is a summary of accounts receivable from rebates and incentive rewards earned but not yet received as of September 30, 2026 and December 31, 2025:

Accounts receivable from rebates and incentive rewards earned but not yet received:

	September 30, 2026	December 31, 2025
Rebates receivable in LsETH	$62	$106
Protocol incentive receivables in ETH	147	-
Protocol incentive receivables in weETH	294	-
Accounts receivable from rebate and protocol incentive rewards	$503	$106

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 5 – Additional Balance Sheet Information

Accounts payable and accrued expenses

On December 15, 2025, the Company effected the separation of its former Co-Chief Executive Officer and entered into a severance agreement providing for cash payments to be made in installments beginning January 7, 2026 through December 15, 2026 and the acceleration of unvested RSUs (See Note 9 - Stock Compensation). As of September 30, 2026 and December 31, 2025, the Company recorded an accrued severance liability of $394 and $2,125, respectively, which was included in accounts payable and accrued expenses on the condensed consolidated balance sheets. As of December 31, 2025, also included in accounts payable and accrued expenses were cash bonuses of $3,183 and $5,040 of equity bonuses to be settled in Common Stock. The equity bonuses were settled in the first quarter of 2026.

Note 6 - Investment in Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”)

On August 7, 2026, the Company and Galaxy Digital Inc. (“Galaxy Digital”) executed definitive agreements establishing the Fund, a $125.0 million institutional investment vehicle designed to deploy ETH into professionally managed onchain yield strategies by investing in blockchain-based liquidity protocols and related digital-asset opportunities. Capital commitments consist of a $100.0 million capital commitment from the Company and a $25.0 million capital commitment from Galaxy Digital. The Company’s commitment represents approximately 80% of total limited partner commitments.

On August 31, 2026, the Company recognized its initial investment in the Fund when it contributed ETH-related collateral to the Fund. The Company’s initial contribution was in the form of 8,054 units of wstETH with a fair value of $24.8 million based on the quoted price in the Company’s principal market on the contribution date. The Fund is financed through partner commitments and Fund-level borrowings based on an approximate loan-to-value ratio of 50%. The Company’s total capital commitment is $100.0 million, of which $11.2 million had been called and satisfied with proceeds of Fund borrowings secured by the $24.8 million of wstETH collateral contributed. The collateral contributed exceeds the amount called because the Fund borrows against the collateral rather than receiving it as the capital contribution.

Upon contribution, control of the wstETH transferred to the Fund. The Company derecognized the contributed wstETH and recognized its initial Fund interest at fair value of $24.8 million. The difference between the carrying amount of the wstETH and the fair value on the date of contribution was recognized as a realized gain of $1.7 million. The contribution is a non-cash investing transaction as reflected on the condensed consolidated statement of cash flows.

As of September 30, 2026, we remeasured our interest in the Fund at its fair value and determined it was not significantly different from the initial $24.8 million. Therefore, the investment was not adjusted for any fair value changes as of September 30, 2026. We have reflected the fair value of our interest in the Fund of $24.8 million on our condensed consolidated balance sheet within “Investments at fair value.”

The Fund may leverage its assets, including ETH-related assets contributed by the Company. The Fund is the sole borrower, and the Company is not a borrower, co-borrower, or guarantor. Accordingly, Fund borrowings are not recognized in the Company’s condensed consolidated balance sheets.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

As of September 30, 2026, the Company had the following capital commitments:

As of September 30, 2026
Total capital commitment	$100,000
Less: capital contributed	(11,178)
Unfunded commitment	$88,822
Percentage of capital commitment contributed	11.18%

The Company’s capital commitment of $100.0 million will be funded by ETH-related collateral contributed by the Company; the Company is not required to fund capital calls in cash. On August 28, 2026, the Fund called $11.2 million of the Company’s commitment, which was satisfied with proceeds of Fund borrowings secured by the 8,054 wstETH the Company contributed on August 31, 2026.

The Fund’s general partner (the “General Partner”), an affiliate of Galaxy Digital, may require the Company to contribute additional ETH-related collateral to prevent liquidation of, or maintain borrowing capacity under, the Fund’s borrowing arrangements. Absent the Company’s consent, the aggregate value of ETH-related collateral contributed may not exceed $300 million, measured using prices as of the initial contribution date, of which $275.2 million remained available as of September 30, 2026. The Company is not required to contribute additional collateral for borrowings incurred at a loan-to-value ratio below 50% without its consent. The General Partner will cause the Fund to borrow USD against the ETH-related collateral contributed to the Fund through one or more borrowing arrangements, and the USD proceeds of such borrowing arrangements are deemed capital contributions of the Company. The General Partner may not cause the Fund to enter into any borrowing arrangement that would result in ETH-related collateral being rehypothecated without the prior consent of the Company.

No capital or collateral calls were outstanding as of September 30, 2026.

Note 7 – Equity

Preferred Stock

The Company has 15,000,000 shares of undesignated preferred stock authorized, par value of $0.0001. There is no undesignated preferred stock issued or outstanding as of September 30, 2026 and December 31, 2025.

Exchange of Series A-1 Preferred Stock and Series B Preferred Stock for Common Stock and Prefunded Warrants

On April 2, 2025, Sharplink entered into an exchange agreement (“Exchange Agreement”) with Alpha Capital Anstalt (“Alpha”), whereby, pursuant to the terms and conditions set forth in the Exchange Agreement and in reliance on Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”), 601 shares of the Company’s Series A-1 Preferred Stock and 1,040 shares of the Company’s Series B Preferred Stock (collectively, the “Existing Securities”) held by Alpha were exchanged for 38,683 shares of Sharplink’s Common Stock and 44,650 pre-funded warrants to purchase shares of Sharplink’s Common Stock (“Alpha Prefunded Warrants”) at an exercise price of $0.012. With the exchange of Alpha’s Existing Securities for Common Stock and Alpha Prefunded Warrants, Sharplink no longer has any Series A-1 Preferred Stock or Series B Preferred Stock issued and outstanding.

At-The-Market (“ATM”) Offerings

On May 1, 2024, the Company entered into an ATM Sales Agreement (the “May 2024 ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) pursuant to which the Company may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of the Company’s Common Stock, having an aggregate offering price of up to $1.7 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by the Company set forth in the May 2024 ATM Sales Agreement. On February 4, 2025, the Company, under the terms of the May 2024 ATM Sales Agreement, filed a prospectus supplement that amended the number of shares of Common Stock having an aggregate offering price of up to $1.8 million.

On May 30, 2025, the Company entered into a second ATM Sales Agreement (the “May 2025 ATM Sales Agreement”) with A.G.P. relating to the sale of shares of the Company’s Common Stock from time to time, having an aggregate offering price of up to $1.0 billion (the “ATM Offering”).

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

On July 17, 2025, the Company entered into an amendment to the May 2025 ATM Sales Agreement (the “Amendment”) with A.G.P to increase the number of shares that may be sold from time to time in connection with the ATM facility from $1.0 billion to $6.0 billion; and to permit the forward sale of shares to be sold in the ATM Offering pursuant to forward confirmation letter agreements. On July 17, 2025, the Company filed a supplement to the prospectus supplement with the SEC to address the Amendment and the forward sales agreements.

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

Since entering into the Amended and Restated Sales Agreement in August 2025, the Company has raised total gross proceeds of $2.1 billion from sales of shares under the Amended and Restated May 2025 ATM Sales Agreement. No shares were sold under the ATM program during the three and nine months ended September 30, 2026.

Equity Offerings

$4.5 Million Offering

On May 20, 2025, the Company entered into a securities purchase agreement (the “May 20, 2025 Purchase Agreement”) for an offering of 34,000 shares of Common Stock and pre-funded warrants to purchase up to 1,496,612 shares of Common Stock. The shares were offered at an offering price of $2.94 per share. The gross proceeds from the May 20, 2025 Purchase Agreement, before deducting the placement agent fees and offering expenses, were approximately $4.5 million. See Note 8 – Warrants.

The issuance of shares and pre-funded warrants was recorded at the offering price within equity in accordance with ASC 505, Equity. Any amounts in excess of the par value of the shares were recorded in additional paid-in capital.

$425 Million Offering

On May 26, 2025, the Company entered into a securities purchase agreement for a PIPE offering (the “May 2025 PIPE Offering”) an aggregate of (i) 58,699,760 shares of Common Stock of the Company at an offering price of $6.15 per share, and (ii) pre-funded warrants to purchase up to an aggregate of 10,400,553 shares of Common Stock at an offering price of $6.15 per pre-funded warrant. Each of the pre-funded warrants are exercisable for one share of Common Stock at the exercise price of $0.0001 per pre-funded warrant share, are immediately exercisable, and may be exercised at any time until all of the pre-funded warrants issued in the May 2025 PIPE Offering are exercised in full. The gross proceeds from the May 2025 PIPE Offering, before deducting the placement agent fees and offering expenses, were approximately $425 million funded in a combination of cash and ETH. On June 2, 2025, Sharplink launched its treasury reserve strategy with the commencement of its purchasing of ETH, serving as the Company’s primary treasury reserve asset. Consensys acted as the lead investor in the May 2025 PIPE Offering, along with prominent crypto venture capital firms and infrastructure providers, with an intent to assist the Company in earning distinction as one of the largest ETH-focused treasury strategies in the public markets. The Company also implemented native and liquid staking activities in the second quarter of 2025 to earn staking rewards from the Company’s digital assets held. See Note 3 – Crypto Asset Holdings and Realized Gains (Losses), Note 8 – Warrants and Note 13 - Related Parties.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

$200 Million Offering

On August 6, 2025, the Company entered into a securities purchase agreement (the “August 2025 Purchase Agreement”) with certain institutional investors to sell in a registered direct offering (the “August 2025 Offering”) an aggregate of 10,256,411 shares of the Company’s Common Stock. The price per share was $19.50, and the gross proceeds from the August 2025 Offering, before deducting the placement agent fees, financial advisor fees, and offering expenses, were approximately $200 million. In addition, on August 6, 2025, the Company entered into a placement agency agreement (the “August 2025 Placement Agency Agreement”) with A.G.P., as lead placement agent, and SG Americas Securities, LLC, as co-placement agent (“SocGen,” and together with A.G.P., the “Placement Agents”), pursuant to which the Company engaged the Placement Agents as the exclusive placement agents in connection with the August 2025 Offering. Cantor Fitzgerald & Co. (“Cantor”) acted as financial advisor to the Company pursuant to an engagement letter with the Company. Pursuant to the August 2025 Placement Agency Agreement, the Company paid the Placement Agents a cash fee equal to their pro rata allocation of 5.0% of the aggregate gross proceeds raised from the sale of the shares sold in the August 2025 Offering. The August 2025 Offering closed on August 8, 2025.

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

$76.5 Million Offering

On October 15, 2025, the Company entered into a securities purchase agreement (the “October 2025 Purchase Agreement”) with an institutional investor to sell in a registered direct offering (the “October 2025 Offering”) an aggregate of 4,500,000 shares of the Company’s Common Stock (the “October 2025 Shares”). The price per October 2025 Share was $17.00, and the gross proceeds from the October 2025 Offering, before deducting the placement agent fees and offering expenses, were approximately $76.5 million. The Company used the net proceeds received from the October 2025 Offering to acquire ETH as well as for general working capital purposes. Under the October 2025 Purchase Agreement, the Company also granted the investor 90-day premium purchase contracts, which expired on January 15, 2026, to purchase up to an additional 4,500,000 shares of Common Stock at an exercise price of $17.50 (the “Premium Purchase Contract” and the shares of Common Stock issuable upon exercise of the Premium Purchase Contracts, the “Premium Purchase Shares”). The Premium Purchase Contract was classified as an equity instrument, valued at $8.6 million and recorded in additional paid in capital. The remaining $67.9 million of the $76.5 million proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 8 - Warrants. The premium purchase contracts were not exercised prior to the January 15, 2026 expiration date.

$75 Million Offering

On June 22, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) to sell in a registered direct offering (the “June 2026 Offering”) an aggregate of 10,013,351 shares (the “Shares”) of the Company’s Common Stock. Under the Purchase Agreement, the Company also issued the Investor 10,013,351 warrants to purchase up to 10,013,351 shares of Common Stock (the “Warrants” and the shares underlying the Warrants, the “Warrant Shares”). Each Warrant has an exercise price of $8.15 per share, is immediately exercisable and will expire four years from the date of issuance. If the Warrants are fully exercised, the Company will receive approximately $81.6 million in additional aggregate gross proceeds. The price per unit was $7.49, and the gross proceeds from the June 2026 Offering, before deducting the placement agent fees and offering expenses, were approximately $75.0 million, with net proceeds of $73.3 million after deducting placement agent fees and offering expenses of $1.7 million, which were recorded in additional paid in capital. The June 2026 Offering closed on June 23, 2026. The Company intends to use the net proceeds received from the June 2026 Offering to acquire ETH, repurchase shares of Common Stock and for general working capital purposes. The Warrants in the June 2026 Offering were classified as an equity instrument, valued at $28.5 million using the relative fair value method and recorded in additional paid in capital. The remaining $46.5 million of the $75.0 million gross proceeds were allocated to Common Stock and also recorded in additional paid in capital, see Note 8 - Warrants.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

On June 22, 2026, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with A.G.P., as sole placement agent (the “Placement Agent”), pursuant to which the Company engaged the Placement Agent as the exclusive placement agent in connection with the June 2026 Offering. Pursuant to the Placement Agent Agreement, the Company paid the Placement Agent a cash fee equal to 2.0% of the aggregate gross proceeds raised from the sale of the securities sold in the June 2026 Offering.

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

During the year ended December 31, 2025, the Company repurchased 1,938,450 shares of its Common Stock for $31.7 million. During the three months ended September 30, 2026, the Company did not repurchase any shares of its Common Stock. During the nine months ended September 30, 2026, the Company repurchased 2,132,773 shares of its Common Stock for $10.0 million. All repurchased shares are recorded as treasury stock.

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

On September 25, 2025, the Company held a special meeting of stockholders and received approval for an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of Common Stock from 500,000,000 to 2,500,000,000. The amendment was effective on September 25, 2025. The increase in authorized shares provides additional flexibility to support the Inducement Award Plan (as defined below), among other initiatives.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Tokenization of Stock

On September 24, 2025, the Company entered into a digital transfer agent agreement with Superstate Services LLC with the intent to tokenize the Company’s Common Stock on the Ethereum blockchain. As of the date of this filing, the Company has not tokenized any of its Common Stock.

Note 8 – Warrants

Following is a summary of the Company’s warrant activity for the nine months ended September 30, 2026:

	Number of Shares of Common Stock Underlying the Warrants	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)
Outstanding as of December 31, 2025	22,616,449	$5.48	3.54
Exercises of pre-funded warrants	(11,817,165)	0.00	-
Issued	10,013,351	8.15	-
Expired	(4,500,000)	17.50	-
Outstanding as of September 30, 2026	16,312,635	$7.77	3.70

During the nine months ended September 30, 2026, the Company issued 5,462,952 shares of its Common Stock upon the exercise of 5,462,952 pre-funded common stock warrants with an exercise price of $0.0001, which were held by Consensys, a related party (see Note 13 - Related Parties). As of September 30, 2026, Consensys holds 3,455,019 warrants to purchase the Company’s Common Stock with exercise prices ranging from $6.15 to $8.00 expiring in May 2030 that were issued in connection with a Strategic Advisory Agreement entered into May 2025 (see below).

During the nine months ended September 30, 2026, the Company issued 6,354,213 shares of its Common Stock upon the exercise of 6,354,213 pre-funded Common Stock warrants with an exercise price of $0.0001, which were held by the Chairman of our Board, who is also the CEO of Consensys. As of September 30, 2026, the Chairman still holds 80,000 pre-funded Common Stock warrants with an exercise price of $0.0001.

In the June 2026 Offering (see Note 7 - Equity), the Company issued the Investor 10,013,351 warrants to purchase up to 10,013,351 shares of Common Stock. Each warrant has an exercise price of $8.15 per share, is immediately exercisable and will expire four years from the date of issuance. The warrants met the criteria for classification within stockholders’ equity as permanent equity, with no subsequent remeasurement required. The fair value of each warrant is estimated on the date of grant using a Black-Scholes option-pricing model (“BSOPM”). The expected term is based on the contractual term of the warrants. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The expected dividend yield is calculated using historical dividend amounts and the stock price at the warrant issue date. Due to the limited trading history of the Company’s Common Stock since becoming a digital asset treasury company in May 2025, the expected volatility is based on the historical volatilities of peer companies over the expected term of the warrant.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The fair value of the warrants issued in the June 2026 Offering was estimated on the date of grant using the BSOPM and the following assumptions:

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

Note 9 – Stock Compensation

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

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s Common Stock at the date of grant; those options generally vest based on three years of continuous service and have ten-year contractual terms. Certain option and share awards provide for accelerated vesting if there is a change in control, as defined in the plans. The Company has the following equity plans: Sharplink Ltd. 2021 Equity Incentive Plan and Sharplink, Inc. 2023 Equity Incentive Plan

The Company did not grant any stock options for the three and nine months ended September 30, 2026 and 2025, respectively. The Company recognized stock compensation expense for stock options of $0 and $28 for the three months ended September 30, 2026 and 2025, respectively, and $1 and $100 for the nine months ended September 30, 2026 and 2025, respectively.

The summary of activity under the plans as of September 30, 2026, and changes during the nine months ended September 30, 2026, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Shares of	exercise	contractual	intrinsic
	Common Stock	price	term	value
Outstanding as of December 31, 2025	8,906	$91.56	2.50	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(5,760)	-
Outstanding as of September 30, 2026	3,146	$122.88	5.90	$-
Exercisable as of September 30, 2026	3,146	$122.88	5.90	$-

The summary of activity under the plans as of September 30, 2025, and changes during the nine months ended September 30, 2025, is as follows:

Weighted
		Weighted	average
		average	remaining	Aggregate
	Shares of	exercise	contractual	intrinsic
	Common Stock	price	term	value
Outstanding as of December 31, 2024	9,022	$91.06	7.60	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding as of September 30, 2025	9,022	$91.06	6.90	$-
Exercisable as of September 30, 2025	8,719	$92.40	6.90	$-

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Restricted Stock Units

The Company’s Compensation Committee recommended to the Board and the Board approved the granting of certain restricted stock units (“RSUs”) to employees and the Board that vest over the passage of time as well as performance-based restricted stock units.

The following is a summary of RSU activity for the nine months ended September 30, 2026:

		Weighted
	Number of	Average Grant
	RSU Shares	Date Fair Value
Outstanding as of December 31, 2025	1,594,205	$14.26
Granted	2,347,628	6.88
Canceled	(83,120)	18.65
Vested	(1,379,207)	14.83
Outstanding and unvested as of September 30, 2026	2,479,506	$10.13

The following is a summary of RSU activity for the nine months ended September 30, 2025:

		Weighted
	Number of	Average Grant
	RSU Shares	Date Fair Value
Outstanding as of December 31, 2024	12,501	$8.89
Granted	1,393,771	20.55
Canceled	-	-
Vested	(124,321)	17.81
Outstanding and unvested as of September 30, 2025	1,281,951	$20.71

Restricted Stock Units - Time Based

The Company recognized stock compensation expense for time-based RSU awards of $2,975 and $3,252 for the three months ended September 30, 2026 and 2025, respectively, and $8,399 and $3,546 for the nine months ended September 30, 2026 and 2025, respectively. The total unrecognized compensation cost related to unvested time-based RSUs as of September 30, 2026 was $21,422 and will be recognized through 2029 for 2,479,506 unvested RSUs. During the nine months ended September 30, 2026, the grant date fair value of the vested and issued time-based restricted stock was $12,668.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Restricted Stock Units - Performance Based

The Company’s Compensation Committee recommended to the Board of Directors and the Board approved the design of performance-based restricted stock units (“Performance RSU”) for certain executive officers. The awards are intended to vest based on the achievement of specified financial and operational performance metrics over three annual performance periods, subject to continued service through the end of each annual performance period. The Company recognizes the stock-based compensation expense in connection with the Performance RSUs when they are granted or at the service inception date if the service inception date precedes the grant date. As of September 30, 2026, a grant date had not yet been established for 328,756 Performance RSUs because certain performance conditions and award parameters remained subject to the final determination by the Board of Directors. The Company remeasures the fair value of the award at each reporting date, as the service inception date preceded the grant date. In the period in which the grant date occurs, cumulative compensation cost will be adjusted to reflect the cumulative effect of measuring compensation cost based on the fair value at the grant date rather than the fair value previously used at the service inception date or subsequent reporting dates. For the three and nine months ended September 30, 2026, the Company recognized $1,604 and $2,236, respectively, in stock compensation expense. For the three and nine months ended September 30, 2025, the Company recognized $64 in stock compensation expense. Unamortized stock compensation expense of $1,751 will be recognized through 2026 for 328,756 unvested RSUs.

Net Share Settlement of Restricted Stock Units

Upon vesting of certain RSUs, the Company withholds a portion of the shares otherwise issuable to satisfy the employees’ statutory tax withholding obligation. As a result, the number of shares ultimately issued is less than the number of RSUs vested. During the nine months ended September 30, 2026, RSUs representing 1,379,207 shares vested on a gross basis and 532,681 shares were withheld to satisfy tax withholding obligations, which resulted in 846,526 net shares issued to employees, executives and our former Co-CEO. The shares withheld are treated as a repurchase of Common Stock and recorded as a reduction of $3,958 to additional paid-in-capital.

Note 10 – Income Taxes

On a quarterly basis, we estimate our annual effective tax rate and record a quarterly income tax provision based on the anticipated rate. As the year progresses, we refine our estimate based on the facts and circumstances, including discrete events, by each tax jurisdiction. The effective tax rate for the nine months ended September 30, 2026 was (1.3%), primarily due to the full valuation allowance for the Company’s deferred tax assets as of September 30, 2026, as well as the current tax expense of $(4,284) for the nine months ended September 30, 2026. At each reporting period, management considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. At September 30, 2026, management has determined that there is not sufficient positive evidence to conclude that it is more likely than not that the Company’s net deferred tax asset will be fully realized.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Although the Company maintains a full valuation allowance against its net deferred tax assets, the Company has been, and expects to continue to be, a net taxpayer on a quarterly and annual basis, resulting in the recognition of current income tax expense and the payment of cash income taxes. This is primarily attributable to the recognition of staking rewards on our LSTs being recognized for income tax purposes as revenue. LST staking rewards are recognized as revenue for financial reporting purposes only when the LSTs are redeemed and derecognized, measured at the fair value of ETH at contract inception, which is when the ETH was staked. Further, the Company has limited ability to utilize its Net Operating Losses available to offset current year taxable income due to the 80% limitation on the utilization of post-2017 federal Net Operating Losses under Section 172 of the Internal Revenue Code.

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

Linea Deployment Commitment

On December 18, 2025, the Company entered into a Strategic Partnership Agreement (the “SPA”) with Consensys Software Inc., Linea Consortium, ether.fi, and EigenCloud (the “Linea Agreement”), under which the Company committed to bridge and maintain a minimum of $200.0 million of weETH on the Linea network over a two-year term. The Company was required to reach the $200.0 million minimum within six months of the effective date and to maintain deployed assets at or above that threshold for the remainder of the term of the agreement. The Company satisfied the minimum deployment requirement during the first quarter of 2026, and as of September 30, 2026 remained in compliance with the maintenance threshold. Although the Company has no intention of reducing its commitment below the contractual minimum at this time, a reduction of deployed assets below the $200.0 million floor may expose the Company to damages beyond the return of the deployed assets if it is determined the reduction constituted a material breach of the contract. The Company assesses the likelihood of any damages from a contractual breach under the SPA as remote and, therefore, has not recorded a liability.

Lido Deployment Commitment

On August 12, 2026, the Company entered into a Liquid Staking Agreement with Lido Ecosystem Foundation (the “Lido Agreement”). Under the Lido Agreement, the Company committed to stake $200.0 million of ETH through the Lido protocol and to hold the resulting wstETH for one year from completion of the staking (the “Term”). The Company completed the staking on September 28, 2026, and as of September 30, 2026 remained in compliance with the holding requirement. The Company’s aggregate liability under the Lido Agreement is limited to the amount of the fee. The Company assesses the likelihood of any loss from a breach of the Lido Agreement as remote and, therefore, has not recorded a liability.

Galaxy Sharplink Onchain Yield Fund Capital Contribution Commitment

See Note 6 - Investment in Galaxy Sharplink Onchain Yield Fund, LP for our capital commitments in connection with our limited partnership interest acquired in August 2026.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Office Lease

In April 2026, the Company entered into a sublease for office space in New York, New York, which commenced on May 1, 2026 and expires on November 30, 2027. The Company accounts for the arrangement as an operating lease under ASC 842 and measured the lease liability at commencement using a discount rate of 3.73%. At September 30, 2026, the Company had recorded a right-of-use asset of approximately $149, included in other assets, and a corresponding operating lease liability of approximately $168, with $25 in other liabilities and $143 in accounts payable and accrued expenses, on the condensed consolidated balance sheet. Lease cost is recognized on a straight-line basis over the lease term, and future undiscounted lease payments total approximately $172 through November 30, 2027.

Risks and Uncertainties

The Company holds ETH and ETH-related crypto assets with regulated custodians that safeguard the Company’s private keys. ETH and ETH-related crypto assets are controllable only by the possessor of both the unique public key and private key(s). The custodial services contracts do not restrict the Company’s ability to reallocate ETH and ETH-related crypto assets among custodians. Certain of the Company’s crypto assets are subject to contractual deployment and holding requirements, including the minimum of $200.0 million of weETH deployed on Linea under the Linea Agreement and the requirement to hold the wstETH received under the Lido Agreement for one year, as described above. Subject to these requirements and to protocol withdrawal periods, the Company is able to convert or reallocate its crypto assets as needed to meet operating requirements or settle obligations.

A portion of the Company’s ETH is deployed in liquid staking protocols. Staked ETH, LsETH, weETH and wstETH remain accessible to the Company, subject to the applicable unbonding or withdrawal periods of the underlying protocol. The Ethereum network permits withdrawals of staked ETH, and the Company has the ability to request and receive withdrawals in the normal course of business. The Company also assesses whether staking-related lock-ups or protocol-level withdrawal queues create any restrictions that would affect liquidity or the timing of settlement of obligations.

The Company’s crypto assets are subject to fair value volatility. Changes in market prices directly affect the carrying value of crypto assets measured at fair value and may result in unrealized gains or losses. For crypto assets measured at cost less impairment, declines in observable market prices may result in impairment charges. During the three months ended September 30, 2026 and 2025, the Company recognized a net fair value unrealized gain on its ETH of $676,695 and $107,326 and an impairment loss on its crypto assets at cost of $1,040 and $6,950, respectively. During the nine months ended September 30, 2026 and 2025, the Company recognized a net fair value unrealized gain (loss) on its ETH of $(150,971) and $104,889 and an impairment loss on its crypto assets at cost of $268,803 and $94,763, respectively. These unrealized gains (losses) and impairment losses reflect the volatility in ETH prices during the periods.

During the three and nine months ended September 30, 2026, we recognized net realized losses on incentive tokens and rebates earned and received, due to changes in fair value, of $80 and $694, respectively.

The Company’s custodial arrangements with Anchorage Digital Bank N.A. and Coinbase Inc. include operational controls designed to mitigate risks of loss, including multi-user approval quorums and internal controls requiring face-to-face authorization for non-recurring transactions. These quorums are unalterable by the users and provide safeguards against the misappropriation of assets and mitigate the risk of a misstatement. While these controls reduce operational risk, the Company continues to evaluate counterparty, concentration, and operational risks associated with custodial relationships and considers these factors in assessing credit risk, fair value measurement inputs, and impairment indicators.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

The Company performs monthly and quarterly reconciliations of all wallet activity and staking revenue. The Company verifies the existence of a staking pipeline utilizing open-source smart contracts in the expected manner and in line with onchain protocols. These procedures support the Company’s assessment of existence, rights and obligations, and completeness of digital-asset balances and related revenue.

Master Lender Agreement

On November 26, 2025, the Company entered into a Master Lender Agreement (“Master Lender Agreement”) with FalconX Charlie Inc. (“FalconX”), under which the Company may borrow U.S. dollars or specified digital assets under individually negotiated term sheets. Borrowings under the Master Lender Agreement are secured by collateral in the form of U.S. dollars, digital assets or eligible securities and are subject to initial collateral ratio and ongoing margin maintenance requirements. There is no defined minimum or maximum loan amount and FalconX has no obligation to approve a lending request. A monthly loan fee is calculated by FalconX and agreed on between FalconX and the Company. The Master Lender Agreement also contains normal representations and warranties and includes provisions on hard forks and a termination event tied to specific valuation thresholds. The Master Lender Agreement remains in effect until terminated by either party, provided any outstanding borrowings are repaid in full. There were no borrowings under the Master Lender Agreement during the nine months ended September 30, 2026.

Galaxy Master Digital Currency Loan Agreement and ISDA Master Agreement

On September 21, 2026, the Company entered into a Master Digital Currency Loan Agreement (the “Galaxy Loan Agreement”) with Galaxy Digital LLC, an affiliate of Galaxy Digital, under which the Company may borrow U.S. dollars or specified digital assets, including ETH and LsETH, as open or term loans under individually negotiated loan term sheets. There is no defined minimum or maximum loan amount and Galaxy Digital LLC has no obligation to approve a lending request. Borrowings are secured by a first-priority security interest in collateral in the form of U.S. dollars or digital assets and are subject to the initial collateral level and margin call requirements specified in each loan term sheet. If the Company does not meet a margin call within the required period, Galaxy Digital LLC may liquidate collateral to restore the initial collateral level. A borrow fee is agreed in each loan term sheet, accrues daily and is payable monthly. The Galaxy Loan Agreement contains customary representations and warranties and events of default, including a cross-default to other borrowed money obligations of the Company in excess of $35.0 million. It also contains termination events, including those tied to specified stockholders’ equity thresholds and key persons. Upon an event of default or termination event, all outstanding borrowings become immediately due and payable. The Galaxy Loan Agreement has an initial term of one year, renews automatically for successive one-year terms and may be terminated by either party upon 30 business days’ written notice. There were no borrowings under the Galaxy Loan Agreement during the nine months ended September 30, 2026.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Also on September 21, 2026, the Company entered into a 2002 ISDA Master Agreement, including the related Schedule and Credit Support Annex (together, the “ISDA Master Agreement”), with Galaxy Trading Mercury LLC (“Galaxy Trading”), an affiliate of Galaxy Digital, which governs over-the-counter derivative transactions the Company may enter into with Galaxy Trading. Under the Credit Support Annex, the Company is required to post collateral in the form of U.S. dollars, ETH or other agreed digital assets, including LsETH, equal to Galaxy Trading’s exposure under outstanding transactions plus any independent amount specified in a transaction confirmation. Collateral is valued daily and is subject to a $0.5 million minimum transfer amount. Galaxy Trading is not required to post collateral to the Company and may sell, pledge or rehypothecate collateral posted by the Company. The ISDA Master Agreement contains customary events of default, including a cross-default to other borrowed money obligations of the Company in excess of $35.0 million. It also contains termination events, including those tied to specified stockholders’ equity thresholds and key persons. Upon an event of default or termination event, Galaxy Trading may terminate all outstanding transactions. There were no transactions outstanding under the ISDA Master Agreement as of September 30, 2026.

Note 12 – Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of Common Stock outstanding during the period excluding the effects of any potentially dilutive securities. As of September 30, 2026 and 2025, the Company had issued and outstanding prefunded warrants that are exercisable at a nominal price and exercisable at any time by the holder (see Note 8 - Warrants) totaling 80,000 and 11,897,165, respectively. As such, the prefunded warrants have been determined to be equivalent to Common Stock and included in basic weighted-average Common Stock outstanding.

Diluted net income (loss) per share is computed similarly to basic income (loss) per share, except that the denominator is increased to include the number of additional shares of Common Stock that would have been outstanding if potential shares of Common Stock had been issued and if such additional shares were dilutive. The Company generated net income for the three months ended September 30, 2026 and 2025 and a net loss for the nine months ended September 30, 2026 and 2025.

Diluted net income per share is computed using the treasury stock method for outstanding warrants, stock options and unvested restricted stock units. Under this method, the proceeds from the assumed exercise of warrants and options (in-the-money), and the average unrecognized compensation cost for unvested restricted stock units, are assumed to be used to repurchase Common Stock at the average market price during the period. For the three months ended September 30, 2026, the average market price of the Company’s Common Stock was $7.30 per share.

Warrants with exercise prices ranging from $7.38 to $214.80 per share and all outstanding stock options had exercise prices above the average market price for the period. These securities were excluded from the computation of diluted net income per share because their inclusion would have been anti-dilutive. Unvested restricted stock units were also excluded as anti-dilutive, as the shares assumed to be repurchased with the related unrecognized compensation cost exceeded the number of unvested units. Warrants with exercise prices of $6.15 and $6.77 per share were dilutive and the incremental shares are included in the computation under the treasury stock method.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following presents dilutive and anti-dilutive securities included and excluded from basic and diluted net income (loss) per share calculated on the condensed consolidated statements of operations:

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Dilutive:
Incremental warrant shares	267,814	-
	267,814	-
Anti-Dilutive:
Warrants	14,159,372	16,232,383
Stock options	3,146	3,146
Sportshub warrants	252	252
Unvested restricted stock units	2,479,506	2,479,506
Total anti-dilutive	16,642,276	18,715,287

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Dilutive:
Prefunded warrants	11,897,165	11,897,165
Strategic advisor and placement agent warrants	6,219,032	6,219,032
Total dilutive:	18,116,197	18,116,197

Anti-Dilutive:
Stock options	9,022	9,022
Sportshub warrants	252	252
Unvested restricted stock units	1,281,951	1,281,951
Total anti-dilutive	1,291,225	1,291,225

Note 13 – Related Parties

Warrants

As discussed in Note 8 – Warrants, the Company has warrants issued and outstanding that are held by its Chairman of the Board (who also serves as CEO of Consensys), as well as warrants issued directly to Consensys, both of which are considered related parties. During the nine months ended September 30, 2026, the Chairman and Consensys exercised pre-funded warrants, resulting in the issuance of 11,817,165 shares of Common Stock.

Linea Consortium

The Company, along with Consensys, is a founding member of the Linea Consortium, a governance body supporting the development of the Linea Layer 2 network. See Note 11 - Commitments and Contingencies.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Note 14 – Operating Segments

The Company’s Chief Executive Officer serves as the Chief Operating Decision Maker (“CODM”) and evaluates the financial performance of the business and makes resource allocation decisions on the basis of its two different revenue sources. The ETH Treasury Management segment captures ETH-based yield generated by participating in the Ethereum network’s staking protocol which currently comprises rewards received from native and liquid staking. The Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators throughout the world. The CODM assesses financial performance by segment for revenue, operating profit (loss) and key operating expenses, as well as significant segment assets, as detailed below.

As a result, the Company operates two reportable segments under ASC 280, Segment Reporting: ETH Treasury Management and Affiliate Marketing.

ETH Treasury Management

In June 2025, the Company launched an ETH-centered treasury strategy and established ETH Treasury Management as a dedicated operating segment, delivering recurring, yield-based revenue and returns. The staking revenues are derived from the rewards the Company earns by actively participating in the Ethereum network’s proof-of-stake consensus mechanism. The Company delegates ETH holdings to validators that process and verify transactions on the blockchain. In return, the Company receives protocol-level rewards in ETH, typically proportional to the amount staked and the network’s overall activity and performance. Our ETH Treasury Management segment is comprised of rewards from native and liquid staking, protocol incentives, and returns on treasury deployments, including the Company’s investment in the Fund. Total ETH Treasury Management net income (loss) from operations before income taxes was $753,600 and $(323,945) for the three and nine months ended September 30, 2026, respectively, and $105,064 and $652 for the three and nine months ended September 30, 2025, respectively.

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

Total Affiliate Marketing net income (loss) from operations before income taxes was $(53) and $(162) for the three and nine months ended September 30, 2026, respectively, and $(2) and $43 for the three and nine months ended September 30, 2025, respectively.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment as of September 30, 2026:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$47,174	$728	$47,902
Crypto assets at fair value	1,615,154	-	1,615,154
Crypto assets at cost	481,958	-	481,958
Investments at fair value	24,840	-	24,840
Accounts receivable, prepaids, other assets	1,777	154	1,931
Total consolidated assets	$2,170,903	$882	$2,171,785

The following table presents significant segment assets regularly provided to and reviewed by the CODM for each operating segment as of December 31, 2025:

	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Cash	$28,021	$518	$28,539
USDC stablecoin	1,882	-	1,882
Crypto assets at fair value	1,899,683	-	1,899,683
Crypto assets at cost	500,912	-	500,912
Accounts receivable, prepaids, other assets	650	100	750
Total consolidated assets	$2,431,148	$618	$2,431,766

The following table presents significant segment revenues and expenses regularly provided to and reviewed by the CODM for each operating segment for the three months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	ETH Treasury Management	Affiliate Marketing	Total Consolidated	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from staking	$13,056	$-	$13,056	$10,274	$-	$10,274
Revenue from affiliate marketing	-	400	400	-	570	570
Total revenue	13,056	400	13,456	10,274	570	10,844

Gains from operations
Realized gain on crypto assets, net	75,215	-	75,215	6,308	-	6,308
Unrealized gain on crypto assets at fair value, net	676,695	-	676,695	107,326	-	107,326
Total gains from operations	751,910	-	751,910	113,634	-	113,634

Less:
Cost of revenues from affiliate marketing	-	280	280	-	431	431
Salaries and benefits	2,525	147	2,672	1,602	102	1,704
Stock-based compensation	4,579	-	4,579	3,353	-	3,353
Custodial and bank fees	310	-	310	658	-	658
Asset manager fees	-	-	-	3,146	-	3,146
Accounting and legal expenses	1,608	-	1,608	1,795	-	1,795
Impairment of crypto assets at cost	1,040	-	1,040	6,950	-	6,950
Other segment expenses (1)	1,304	26	1,330	1,340	39	1,378
Net income (loss) from operations before income taxes	$753,600	$(53)	$753,547	$105,064	$(2)	$105,063

(1)	- other segment items included in segment net income (loss) from operations before income taxes include: general and administrative, insurance, and other income and expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

The following table presents significant segment revenues and expenses regularly provided to and reviewed by the CODM for each operating segment for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	ETH Treasury Management	Affiliate Marketing	Total Consolidated	ETH Treasury Management	Affiliate Marketing	Total Consolidated
Revenue from staking	$35,718	$-	$35,718	$10,302	$-	$10,302
Revenue from affiliate marketing	-	1,324	1,324	-	1,980	1,980
Total revenue	35,718	1,324	37,042	10,302	1,980	12,282

Gains (losses) from operations
Realized gain on crypto assets, net	88,653	-	88,653	11,681	-	11,681
Unrealized gain (loss) on crypto assets at fair value, net	(150,971)	-	(150,971)	104,889	-	104,889
Total gains (losses) from operations, net	(62,318)	-	(62,318)	116,570	-	116,570

Less:
Cost of revenues from affiliate marketing	-	970	970	-	1,529	1,529
Salaries and benefits	7,477	433	7,910	2,592	307	2,899
Stock-based compensation	10,636	-	10,636	20,099	-	20,099
Custodial and bank fees	937	-	937	742	1	743
Asset manager fees	2,026	-	2,026	3,524	-	3,524
Accounting and legal expenses	3,766	-	3,766	2,535	-	2,535
Impairment of crypto assets at cost	268,803	-	268,803	94,763	-	94,763
Other segment expenses (1)	3,700	83	3,783	1,965	100	2,065
Net income (loss) from operations before income taxes	$(323,945)	$(162)	$(324,107)	$652	$43	$695

(1)	- other segment items included in segment net income (loss) from operations before income taxes include: general and administrative, insurance, and other income and expenses.

SHARPLINK, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(dollar amounts in thousands, except share, per share data, and crypto asset tokens)

Revenue by Geographic Location

Summarized revenues by country in which the Company operated for the three and nine months ended September 30, 2026 and 2025 are shown below. All ETH Treasury Management revenue occurred within the United States.

	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026
United States	$13,060	$35,787
Rest of the World	396	1,255
Revenue	$13,456	$37,042

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
United States	$10,369	$10,778
Rest of the World	475	1,504
Revenue	$10,844	$12,282

The Company does not have material assets in foreign jurisdictions.

Note 15 – Subsequent Events

On October 14, 2026, the Company entered into an Account Control Agreement with Galaxy Digital LLC and Anchorage Digital Bank N.A., as custodian, establishing a segregated account to hold collateral pledged under the Galaxy Loan Agreement. As of the date these condensed consolidated financial statements were issued, the Company had not borrowed under the Galaxy Loan Agreement. See Note 11 – Commitments and Contingencies.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The discussions in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions with respect to the future and management’s current expectations, involve certain risks and uncertainties and are not guarantees. These forward-looking statements include, but are not limited to, statements concerning our treasury strategy, capital allocation, expectations for the Ethereum network and the broader digital asset market, competition, future operations, future financial position, staking and yield activity, future revenues, projected costs, profitability, expected cost reductions, capital adequacy, expectations regarding demand and acceptance for our technologies, growth opportunities and trends in the markets in which we operate, prospects and plans and objectives of management. The words “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would,” “predicts” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Future results may differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, and that are otherwise described or updated from time to time in our other filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the year ended December 31, 2025. The discussion of such risks is not an indication that any such risks have occurred at the time of this filing. Except as required by law, we do not assume any obligation to update any forward-looking statements.

Industry and Market Data

We are responsible for all information contained in this Quarterly Report on Form 10-Q. In some cases, we have relied on market and industry data from third-party sources we believe to be reliable. These market estimates combine independent industry publications with our own assumptions about the Ethereum industry and broader market. Although we are not aware of any material inaccuracies in this data, it involves risks and uncertainties and is subject to change based on various factors and these factors may be outside of the control of the Company. These factors include those discussed under “Cautionary Note Regarding Forward-Looking Statements,” Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Unless the context indicates otherwise, references in this Quarterly Report on Form 10-Q to “Sharplink,” “our Company,” “we,” “our,” and “us” refer to Sharplink, Inc., a Delaware corporation, and its wholly owned subsidiaries.

Business Overview

Headquartered in Miami, Florida, Sharplink undertook a significant strategic shift in June 2025 by becoming one of the world’s largest publicly traded companies to adopt Ether (“ETH”), the native token of the Ethereum blockchain, as its primary treasury asset. The strategy combines disciplined capital allocation and productive deployment of our ETH treasury, with the objective of increasing ETH per Share over time and supporting long-term shareholder value. We seek to generate ETH-denominated returns through staking and selected additional treasury activities, subject to liquidity needs, costs and risk limitations. The Company also operates an online affiliate marketing business serving sportsbook and online casino gaming partners.

Sharplink has realigned its corporate structure to support this strategic transition by organizing its activities into two distinct reportable segments. This segmentation is intended to enhance transparency into the Company’s operating performance and provide investors with clearer insight into the underlying drivers of revenue, expenses and capital allocation priorities across the business. As the ETH treasury and related revenue platform scale, management also expects this structure to support disciplined capital deployment and greater operating leverage across the Company’s corporate infrastructure.

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

The Company also utilizes liquid staking arrangements, whereby ETH is deployed into third-party protocols in exchange for liquid staking tokens (“LSTs”), including instruments such as LsETH, weETH and wrapped staked ETH (“wstETH”). These arrangements allow the Company to maintain exposure to underlying staked ETH while accessing additional onchain liquidity and yield opportunities. In certain cases, the Company earns incentive-based revenue from third-party programs designed to promote ecosystem participation, including rewards tied to maintaining total value locked (“TVL”) within specific blockchain environments.

Linea Consortium

On December 18, 2025, the Company entered into a Strategic Partnership Agreement (the “SPA”) with ether.fi, EigenCloud, Linea Consortium (“Linea”), a related party, and Consensys Software, Inc. (“Consensys”), a related party, pursuant to which the Company agreed to bridge and maintain weETH from its treasury on Linea, a zero-knowledge Ethereum Virtual Machine (“zkEVM”) Layer 2 network, over an initial 24-month period through Anchorage Digital Bank N.A., its qualified custodian. Consensys will not receive any fees or commission on the Company’s deployment of ETH on Linea. In addition to the staking rewards reflected in the weETH conversion rate, the Company is entitled under the SPA to monthly protocol incentives funded by ether.fi, Linea and EigenCloud based on month-end TVL metrics, subject to contractual caps and payable in the form of ETH and weETH. The Company accounts for the protocol incentives as revenue under ASC 606 because ether.fi, Linea and EigenCloud provide consideration in exchange for the Company’s service of providing and maintaining TVL on Linea. Revenue is recognized over each monthly service period as the Company satisfies its performance obligation and the amount of consideration becomes determinable and is no longer constrained; subsequent changes in the fair value of the digital assets attributable solely to the form of consideration are recognized separately in earnings.

Lido Ecosystem Foundation

On August 12, 2026, the Company entered into a Liquid Staking Agreement with Lido Ecosystem Foundation (the “Lido Agreement”). Under the Lido Agreement, the Company committed to stake $200.0 million of ETH through the Lido protocol and to hold the resulting wstETH for one year from completion of the staking (the “Term”). The Company completed the $200.0 million staking on September 28, 2026, and as of September 30, 2026 remained in compliance with the holding requirement.

The Company’s staking infrastructure, custody relationships and operational controls are structured to meet the governance, security and oversight standards expected of a public company. These arrangements are intended to support participation in Ethereum’s PoS network and related protocols while maintaining compliance with applicable regulatory, risk-management and financial reporting requirements.

2) Affiliate Marketing

Our Affiliate Marketing segment is focused on performance-based customer acquisition services for leading sportsbooks and online casino gaming operators worldwide. Through our iGaming affiliate marketing network, known as PAS.net, Sharplink focuses on driving qualified traffic and player acquisitions, retention and conversions to U.S. regulated and global iGaming operator partners worldwide. In addition, we own and operate a portfolio of direct-to-player, state-specific, affiliate marketing websites designed to attract, acquire and drive local sports betting and online casino gaming traffic to its valued partners that are licensed to operate in each respective state.

Key Growth Strategies

Sharplink’s growth strategy is focused on disciplined capital allocation, compounding ETH per Share, increasing the productivity of its ETH treasury and leveraging its scale while preserving strategic flexibility as the Ethereum ecosystem and digital asset treasury segment evolve. The Company seeks to support long-term shareholder value through the following key initiatives:

●	Active Treasury Management and ETH-Denominated Return Generation. Sharplink seeks to make its ETH productive through native staking, liquid staking, protocol incentives and selected onchain treasury activities, where appropriate and consistent with our risk-management objectives. We may pursue these activities internally and through select third-party protocols, qualified custodians and other partners. Staking provides a foundational return, while selected treasury activities are intended to generate incremental, risk-adjusted ETH-denominated rewards or other returns above that baseline while maintaining liquidity, security and operational controls. These activities are subject to market, protocol, counterparty, smart-contract, liquidity and other risks and may not generate returns above the native-staking baseline.

●	Strategic Expansion of ETH Holdings. Our balance sheet and access to public capital markets give us flexibility to grow our ETH holdings through a variety of avenues. We may fund ETH acquisitions through equity issuances, equity-linked or other financings and other capital-allocation actions, subject to market conditions. We may also elect to pledge a portion of our ETH as collateral in select loan transactions when management determines that the terms are appropriate and consistent with our treasury strategy. Any ETH-secured borrowing would expose us to collateral-maintenance, repayment and liquidation risks. Capital raised may be used to acquire ETH, support treasury, strategic initiatives or meet other corporate needs, and we may repurchase shares when management believes doing so is accretive, subject to available capital, applicable law and other considerations. We evaluate these decisions under our risk-management and governance policies, based on their expected long-term impact on ETH per Share, liquidity, risk and shareholder value.

●	Positioning Within Expanding Institutional Use of Ethereum. ETH is our primary treasury asset, and we believe its value benefits from Ethereum’s continued institutional adoption. Sharplink uses the scale of its treasury to support that adoption directly, through partnerships in which our ETH serves as anchor capital for protocols and infrastructure providers, which may provide incentives or preferred terms to our treasury, and through selective support of independent organizations whose work may strengthen Ethereum’s utility, resilience or institutional readiness. Sharplink does not operate Ethereum or control its adoption, and the organizations we support operate independently of us.

●	Strategic Mergers, Acquisitions and Consolidation Opportunities. As the digital asset treasury segment matures, we may evaluate mergers, acquisitions, investments or other business combinations that could increase scale, add complementary assets or treasury capabilities, acquire operating businesses that may benefit from our ETH holdings and balance sheet, or consolidate participants in a fragmented market. Potential operating businesses are assessed based on strategic fit, sustainable revenue and cash flow, valuation, financing requirements, dilution and integration plans as well as opportunities identified to add value. Such opportunities may require material capital and management resources. Our balance sheet scale, internal treasury capabilities and access to liquidity may provide flexibility to pursue such opportunities; however, there can be no assurance that any transaction will be identified or completed or that any completed transaction will achieve its anticipated benefits.

●	Operational and Governance Differentiation. We seek to strengthen our competitive position through disciplined treasury policies, qualified custody, transparent disclosure, internal controls and governance practices tailored to digital asset treasury management. As investor and regulatory scrutiny of digital asset exposure evolves, we believe consistent execution, risk-management discipline and institutional-grade controls may support broader market acceptance and long-term shareholder value. As the treasury and related revenue platform grow, we also seek to leverage our corporate infrastructure across a larger asset and revenue base.

●	Adaptation to Market, Technology and Regulatory Developments. Sharplink regularly monitors digital asset markets, Ethereum protocol developments and applicable laws and regulations and intends to adjust its strategy as appropriate. Such adjustments may include changes to treasury deployment, staking activities, protocol participation, custody arrangements, collateral practices, liquidity management or capital allocation to reflect evolving technology, market structure, risk and regulatory requirements.

Ethereum Emerging Growth Areas

We track four related areas that may support long-term use of Ethereum: stablecoins, tokenization of real-world assets (“RWAs”), onchain financial applications and agentic finance. Stablecoins provide programmable money, tokenization can make financial assets available onchain, and onchain financial applications can provide markets for payments, lending and settlement. Further, software agents may make those services more accessible or automate their use within defined permissions. Management believes the interaction of assets, applications and liquidity supports adoption of Ethereum and its Layer 2 networks, however, this adoption does not necessarily produce a proportional increase in demand for ETH or its market price.

Agentic finance refers to software carrying out financial tasks on behalf of users within defined permissions, such as monitoring cash balances, initiating payments or allocating assets subject to spending and risk limits. We believe Ethereum and its Layer 2 networks are positioned to provide infrastructure for these activities. Adoption remains at an early stage and depends on useful applications, reliable custody, authorization controls, privacy, auditable records and regulatory acceptance. ETH supports Ethereum network security through staking and is used to pay base-layer transaction fees, while stablecoins may be the asset transferred in a payment. The effect of increased activity on ETH demand and value will depend on where activity occurs, fee economics, competition and other factors. Accordingly, management views agentic finance as an emerging, not yet mature, contributor to onchain activity. Currently, the Company is not actively participating in agentic finance either within its operations or as part of our ETH Treasury Management Strategy.

ETH Treasury Management Strategy

WE ARE NOT REGISTERED AS AN INVESTMENT COMPANY UNDER THE INVESTMENT COMPANY ACT OF 1940, AND STOCKHOLDERS DO NOT HAVE THE PROTECTIONS ASSOCIATED WITH OWNERSHIP OF SHARES IN A REGISTERED INVESTMENT COMPANY NOR THE PROTECTIONS AFFORDED BY THE COMMODITIES EXCHANGE ACT.

Our decision to accumulate ETH as a core treasury asset is grounded in a forward-looking view of the evolving global financial ecosystem. We believe Ethereum’s programmability, security and active developer ecosystem position it as foundational infrastructure for programmable financial activity. With Ethereum’s PoS consensus mechanism and the growth of scalable Layer 2 networks, ETH can be deployed productively through staking and related activities while retaining exposure to network growth. We seek to participate in that adoption cycle as a disciplined, long-term holder and productive steward of ETH, with an objective of compounding ETH per Share over time.

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

Our capital allocation framework is designed to increase shareholder exposure to ETH within a prudent risk-management framework. We evaluate capital issuance, ETH accumulation, treasury deployment and share repurchases dynamically based on market conditions and the expected long-term effect on ETH per Share and shareholder value. Capital may be raised through equity, equity-linked debt, debt or other contracts or arrangements intended to fund the purchase of ETH, whether or not classified as a liability, debt or equity (collectively, “Financings”). We may seek to access capital when terms are attractive, acquire ETH at prices management considers attractive, and repurchase shares when management believes they trade below its assessment of underlying value, subject in each case to available capital, applicable law and other considerations. We have not set a specific target for the maximum amount of ETH we seek to hold.

We track key performance indicators (“KPIs”) to evaluate our ETH Treasury Management strategy. Our ETH concentration metric, referred to as “ETH per Share,” is expressed as ETH per 1,000 Basic Equivalent Shares Outstanding, not ETH per individual share. It is calculated by dividing total ETH holdings, including the ETH equivalent of receipt tokens on an as-if-redeemed basis, by Basic Equivalent Shares Outstanding and multiplying by 1,000. The metric reflects both the scale of our ETH accumulation and the capital efficiency of our treasury operations. By prioritizing this metric, we focus on long-term shareholder value rather than short-term fluctuations in asset prices or market capitalization.

ETH per Share is an operating metric and is not a U.S. GAAP measure of earnings, liquidity or net asset value. It does not reflect corporate liabilities, expenses, taxes or potential dilution, and shareholders do not have a right to redeem the underlying ETH. An increase in this measure does not assure an increase in the value of our common stock. We evaluate the metric together with our financial results, liquidity requirements and treasury deployment.

Basic Equivalent Shares Outstanding consist of common shares outstanding plus shares issuable upon exercise of pre-funded warrants, which carry a nominal exercise price. Basic Equivalent Shares Outstanding is a point-in-time measure and differs from the weighted-average shares used in calculating U.S. GAAP earnings per share. It excludes other potentially dilutive securities; their issuance or exercise may affect future per-share exposure.

We view disciplined capital allocation and treasury productivity as complementary sources of potential compounding. Capital allocation can expand the ETH base, while native staking, liquid staking and selected onchain treasury activities can generate additional ETH-denominated rewards or other returns on that base. We evaluate such activities on a risk-adjusted basis, with emphasis on liquidity, qualified custody, operational controls and institutional governance.

We currently generate yield on our ETH holdings through native staking and liquid staking arrangements, which include participation in protocols that issue liquid staking tokens (“LSTs”), such as LsETH, wstETH and weETH. In native staking, our ETH is deposited into the Ethereum staking deposit contract while withdrawal credentials remain controlled by our custodian, and the underlying ETH is not derecognized. Rewards earned from native staking are recognized as revenue when earned. Revenue is also recognized for amounts earned under third-party arrangements to provide and maintain TVL or similar protocol services (“protocol incentives”), which are accounted for separately under applicable revenue recognition guidance.

In liquid staking arrangements, we deposit ETH into third-party protocols and receive LsETH, weETH or wstETH, which are redeemable receipt tokens representing a claim on the underlying staked ETH and related rewards. Upon staking ETH through the liquid staking protocols, the ETH is derecognized and the LsETH, weETH, or wstETH received concurrently is then recognized. Any gain or loss on the staking transaction is recognized based on the difference between the carrying amount of the ETH staked and the fair value of the LsETH, weETH or wstETH received and is included in “Realized gain on crypto assets, net” in the Company’s condensed consolidated statements of operations. The LsETH, weETH, or wstETH received is recognized as an indefinite-lived intangible asset accounted for at cost less impairment.

These receipt tokens may increase in value over time due to protocol-based reward mechanisms reflected in changes in exchange rates relative to ETH; however, such increases do not represent revenue and are not recognized in our financial statements until realized through redemption or sale.

The accounting models applicable to our crypto asset holdings and related investments may cause period-to-period results to include unrealized fair-value changes or impairment charges that do not represent realized gains or losses and do not, by themselves, change the number of crypto asset units held. Accordingly, management evaluates reported results together with the quantity and composition of crypto assets held, ETH-denominated rewards and protocol incentives earned, and related cash flows.

Our support for several independent organizations focused on protocol research, institutional adoption and privacy infrastructure is described under “Ecosystem Stewardship.” These activities are evaluated separately from treasury returns and may not produce a direct financial return to the Company.

Since initiating our ETH Treasury Management operations, we have accumulated approximately 895,117 in total ETH holdings, comprised of 603,953 in native ETH, 135,868 in ETH on an as-if-redeemed basis from LsETH, 73,601 in ETH on an as-if-redeemed basis from weETH and 81,695 in ETH on an as-if-redeemed basis from wstETH, as of November 2, 2026. The ETH holdings were derived through purchases of ETH, receipts of ETH from investors and ETH rewards. Total ETH holdings include 8,054 wstETH that we contributed to the Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”). Although these units are held by the Fund and are no longer in our custody, we include them because the contribution is part of our overall ETH treasury strategy and continues to give us economic exposure to ETH. For the three and nine months ended September 30, 2026, revenues generated from native staking rewards totaled $8,540 and $27,231 (in thousands). These native staking rewards represent the ETH-based rewards accumulated through the delegation of ETH to staking validators, which we expect to scale in future quarters in correlation with growth in our treasury balance and broader ETH market performance. Our staking revenue includes native staking rewards, protocol incentives and LsETH rebates as earned, and liquid staking rewards on LsETH, weETH and wstETH when those tokens are redeemed or otherwise derecognized. These receipt tokens increase in value over time due to protocol-based reward mechanisms reflected in changes in exchange rates relative to ETH; however, such increases do not represent revenue and are not recognized in our financial statements until realized through redemption or sale. See “Liquid Staking Protocols” disclosure below.

ETH Productivity

Our ETH Treasury Management segment includes native staking, liquid staking activities and protocol incentives. We evaluate selected strategies against the ETH return available from staking after fees and incremental liquidity, protocol, counterparty and operational risks. Staking returns and other ETH-denominated returns vary over time.

Liquid Staking Protocols

As part of our ETH Treasury Management strategy, we participate in liquid staking through three protocols: the Liquid Collective protocol (LsETH), the ether.fi protocol (weETH) and the Lido protocol (wstETH). In each arrangement, we transfer ETH to the protocol and receive a fungible ERC-20 liquid staking token (“LST”) that represents a proportional interest in the protocol’s pool of staked ETH and accumulated staking rewards, net of fees and penalties. Each of our LSTs is non-rebasing: the number of tokens we hold remains fixed, and staking rewards are instead reflected in a conversion rate to ETH that increases over time. Redemption of LSTs for ETH is subject to validator exit queues, protocol withdrawal mechanics and other conditions that may affect the timing and execution of redemption. As a result, we may not be able to redeem our holdings immediately. LSTs are accounted for as indefinite-lived intangible assets under ASC 350-30, and recorded at historical cost, less any impairment losses.

Liquid Staking Protocol - LsETH

The Liquid Collective protocol establishes a daily Protocol Conversion Rate (“PCR”), which reflects the amount of ETH into which a unit of LsETH is redeemable. The PCR is calculated by dividing the total ETH held by the protocol, including accumulated staking rewards (net of penalties or slashing fees), by the total number of LsETH tokens in circulation. The PCR is updated daily through the protocol’s onchain infrastructure and is publicly accessible. The PCR is not a market trading price.

The following table presents a roll-forward of our LsETH holdings, including relevant details related to acquisitions, redemptions and impairment losses within the periods presented. Amounts are presented in thousands of U.S. dollars, except for shares, units, and per-share and per-unit amounts. Certain amounts presented in thousands may not sum precisely due to rounding; per-share and per-unit amounts are calculated from underlying unrounded figures. Balances in the table for prior periods have been revised from those presented in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026 to relieve the impairment losses associated with LsETH redeemed or exchanged; the revision did not change the carrying value of our LsETH. The original cost basis and impairment losses as of December 31, 2025 relate to the LsETH held at that date and therefore differ from the cost and impairment amounts presented in Note 3 – Crypto Asset Holdings and Realized Gains (Losses), which include $16,461 of impairment recognized in 2025 on LsETH derecognized during 2025.

	Source of capital used to purchase	Original cost basis	Impairment losses	Carrying value	Number of units held	Approx. avg purchase price per unit	Weighted average conversion rate at acquisition	Conversion rate at end of period
LsETH
Balance as of December 31, 2025		$624,659	$(123,747)	$500,912	204,409	$3,056
LsETH acquisitions	(a)	256	-	256	100	2,566	1.1016220310
LsETH redemptions / traded for ETH		(46,414)	17,743	(28,671)	(15,182)
LsETH impairment losses		-	(114,944)	(114,944)	-
Balance as of March 31, 2026		578,501	(220,948)	357,553	189,327	3,056		1.1058168390
LsETH acquisitions	(a)	180	-	180	80	2,258	1.1082475620
LsETH redemptions / traded for ETH		(70,961)	28,832	(42,129)	(26,324)
LsETH impairment losses		-	(54,607)	(54,607)	-
Balance as of June 30, 2026		507,720	(246,723)	260,997	163,083	3,113		1.1118300140
LsETH acquisitions	(a)	209	-	209	80	2,613	1.1148680914
LsETH redemptions / traded for ETH		(117,363)	50,147	(67,216)	(42,000)
LsETH impairment losses		-	(79)	(79)	-
LsETH Balance as of September 30, 2026		$390,566	$(196,655)	$193,911	121,163	$3,223		1.1184616398

●	(a) Earned through rebates offered by protocol provider.

Liquid Staking Protocol - weETH (ether.fi)

As noted previously, on December 18, 2025, the Company executed the definitive agreement providing for allocation of at least $200.0 million in ETH for deployment on Linea. Our digital assets, including ETH and weETH, are held in our name by Anchorage Digital Bank N.A., our qualified custodian, on both Ethereum and Linea.

Beginning in the third quarter of 2026, we characterize weETH as a liquid staking token rather than a liquid restaking token, reflecting ether.fi’s August 2026 removal of restaking from weETH, after which the ETH backing weETH is staked through Ethereum validators only, accrues Ethereum staking rewards only and is no longer pledged as security for third-party services through EigenCloud (formerly EigenLayer). This change in characterization did not change the unit of account, measurement or presentation of weETH in our condensed consolidated financial statements as of September 30, 2026.

Upon depositing ETH into the ether.fi protocol and minting weETH, we derecognize the ETH transferred and recognize weETH as a new unit of account at its fair value on the mint date. The difference between the fair value of weETH received and the carrying amount of the ETH transferred is recognized as a realized gain or loss in the condensed consolidated statement of operations. Because weETH provides the holder with an enforceable, pro rata claim on ETH and accumulated rewards held by the ether.fi protocol, weETH does not meet the scope criterion in ASC 350-60-15-1(b), that requires that a crypto asset not provide the holder with enforceable rights to or claims on underlying goods, services or other assets. Accordingly, weETH is outside the scope of ASC 350-60 and is accounted for as an indefinite-lived intangible asset under ASC 350-30.

The ether.fi protocol uses a floating conversion rate, or PCR, between weETH and ETH, reflecting accrued network rewards, penalties and fees associated with the staked ETH. The conversion rate increases over time as staking rewards accrue to the protocol; no new or additional tokens are received. In addition to the core weETH accretion, we are entitled to monthly protocol incentives funded by ether.fi, Linea and EigenCloud under a strategic partnership agreement (“SPA”), with Consensys acting solely as program administrator. We have concluded that ether.fi, Linea and EigenCloud are each customers under ASC 606 because they provide consideration in exchange for our service of providing and maintaining TVL on Linea, which is an output of our ongoing treasury operations. Consensys is not considered a customer.

Each protocol incentive is variable consideration based on month-end TVL metrics, subject to contractual caps and payable in non-cash form. We estimate variable consideration using the expected-value method, and non-cash consideration is measured at fair value at contract inception in accordance with ASC 606-10-32-21; subsequent changes in the fair value of the underlying tokens attributable solely to the form of consideration do not adjust the transaction price. We apply the variable-consideration allocation exception in ASC 606-10-32-40, allocating each month’s variable consideration to the distinct monthly service period to which it relates. At each month-end, we recognize a receivable for the protocol incentives earned for that period, measured at the fair value of the tokens to be received. Because settlement occurs in digital assets whose fair value fluctuates between the date the receivable is recognized and the settlement date, we have concluded that the receivable contains an embedded derivative. The embedded derivative is subsequently measured at fair value through earnings until settlement. Upon receipt of the tokens, we reclassify the receivable and embedded derivative to the applicable crypto asset account.

The following table presents a roll-forward of our weETH holdings, including relevant details related to weETH acquisitions and impairment losses within the periods presented. Amounts are presented in thousands of U.S. dollars, except for shares, units, and per-share and per-unit amounts. Certain amounts presented in thousands may not sum precisely due to rounding; per-share and per-unit amounts are calculated from underlying unrounded figures.

	Source of capital used to purchase	Original cost basis	Impairment losses	Carrying value	Number of units held	Approx. avg purchase price per unit		Weighted average conversion rate at acquisition	Conversion rate at end of period
weETH
Balance as of December 31, 2025		$-	$-	$-	-	$
weETH acquisitions	(a), ( c)	206,024	-	206,024	66,102		3,117	1.0861045790
weETH impairment losses		-	(76,726)	(76,726)	-
Balance as of March 31, 2026		206,024	(76,726)	129,298	66,102		3,117		1.0915719800
weETH acquisitions	(b)	337	-	337	165		2,042	1.0961949600
weETH impairment losses		-	(21,486)	(21,486)	-
Balance as of June 30, 2026		206,361	(98,212)	108,149	66,267		3,114		1.0982147200
weETH acquisitions	(b)	242	-	242	112		2,161	1.1017930314
weETH impairment losses		-	(2)	(2)	-
weETH Balance as of September 30, 2026		$206,603	$(98,214)	$108,389	66,379		$3,112		1.1047948864

●	(a) Fair value of weETH received upon staking ETH with ether.fi
●	(b) Earned incentives
●	(c) Includes earned incentives of $180 (80 units)

Liquid Staking Protocol - wstETH (Lido)

On August 12, 2026, we entered into a Liquid Staking Agreement with the Lido Ecosystem Foundation and, during the third quarter of 2026, staked ETH through the Lido protocol, a decentralized liquid staking protocol. Staking ETH through the Lido protocol produces stETH, a rebasing token whose balance adjusts to reflect staking rewards. We hold our position as wstETH, the wrapped, non-rebasing form of stETH. The number of wstETH units we hold does not change as rewards accrue; instead, the amount of stETH, and therefore ETH, into which each wstETH unit is convertible increases over time, net of protocol fees and any penalties. Our wstETH is held in our name by Anchorage Digital Bank N.A., our qualified custodian.

Upon staking ETH through the Lido protocol and receiving wstETH, we derecognize the ETH transferred and recognize wstETH as a new unit of account at its fair value on the date received. The difference between the fair value of wstETH received and the carrying amount of the ETH transferred is recognized as a realized gain or loss in the condensed consolidated statement of operations. Because wstETH provides the holder with an enforceable right to redeem stETH, which in turn provides an enforceable right to redeem the underlying staked ETH through the Lido protocol, wstETH does not meet the scope criterion in ASC 350-60-15-1(b). Accordingly, wstETH is outside the scope of ASC 350-60 and is accounted for as an indefinite-lived intangible asset under ASC 350-30.

Under the Liquid Staking Agreement, we committed to stake $200.0 million of ETH through the Lido protocol and to hold the resulting wstETH for one year from completion of the staking. During the third quarter of 2026, we contributed 8,054 wstETH to the Galaxy Sharplink Onchain Yield Fund, LP as a capital contribution. See Note 6 – Investment in Galaxy Sharplink Onchain Yield Fund, LP and Note 11 – Commitments and Contingencies.

The following table presents a roll-forward of our wstETH holdings, including relevant details related to wstETH acquisitions, contributions and impairment losses within the periods presented. Amounts are presented in thousands of U.S. dollars, except for shares, units, and per-share and per-unit amounts. Certain amounts presented in thousands may not sum precisely due to rounding; per-share and per-unit amounts are calculated from underlying unrounded figures.

	Source of capital used to purchase	Original cost basis	Impairment losses	Carrying value	Number of units held	Approx. avg purchase price per unit		Weighted average conversion rate at acquisition	Conversion rate at end of period
wstETH
Balance as of June 30, 2026		$-	$-	$-	-	$
wstETH acquisitions	(a)	203,752	-	203,752	65,447		3,113	1.2436531770
wstETH contribution to Galaxy Sharplink Onchain Yield Fund, LP	(b)	(23,135)	-	(23,135)	(8,054)
wstETH impairment losses		-	(959)	(959)	-
wstETH Balance as of September 30, 2026		$180,617	$(959)	$179,658	57,393		$3,147		1.2452505583

●	(a) Fair value of wstETH received upon staking ETH through the Lido protocol
●	(b) Contributed to the Galaxy Sharplink Onchain Yield Fund, LP. See Note 6 – Investment in Galaxy Sharplink Onchain Yield Fund, LP.

The following table shows the number of LSTs held at the end of this period, as well as market value calculations of our holdings based on the lowest, highest, and ending market prices of one of the respective tokens using observable prices across multiple active exchanges. LsETH prices are derived from the Coinbase exchange, our principal market. Because the volume of weETH and wstETH trades can significantly fluctuate between multiple decentralized and centralized exchanges, the Company periodically assesses the principal market for weETH and wstETH, in accordance with ASC 820.

September 30, 2026	Number Held at End of Quarter	Lowest Market Price During the Quarter (a)	Market Value using Lowest Market Price (b)	Highest Market Price During the Quarter (c)	Market Value held using Highest Market Price (d)	Market Price at End of Quarter (e)	Market Value at End of Quarter (f)
LsETH	121,163	$1,684.19	$204,062	$3,165	$383,522	$2,981	$361,209

weETH	66,379	$1,711.37	$113,599	$3,084	$204,694	$2,964	$196,748

wstETH	57,393	$2,872.55	$164,864	$3,477	$199,547	$3,342	$191,814

●	(a) The “Lowest Market Price During the Quarter” represents the lowest market price for one of the respective tokens reported for the respective quarter (for wstETH, from our first acquisition on August 20, 2026 through the end of the quarter). The lowest price is applied to all units held at the end of the quarter, including units acquired after the date of the lowest price, and therefore does not represent the price used to measure impairment of any individual unit.
●	(b) The “Market Value Held Using Lowest Market Price” represents a mathematical calculation consisting of the lowest market price for one of the respective tokens reported during the respective quarters multiplied by the number of respective tokens held by us at the end of the applicable periods.
●	(c) The “Highest Market Price During the Quarter” represents the highest market price for one of the respective tokens reported during the respective quarter (for wstETH, from August 20, 2026 through the end of the quarter), applied to all units held at the end of the quarter regardless of when they were acquired.
●	(d) The “Market Value Held Using Highest Market Price” represents a mathematical calculation consisting of the highest market price for one of the respective tokens reported during the respective quarters multiplied by the number of respective tokens held by us at the end of the applicable periods.
●	(e) The “Market Price at End of Quarter” represents the market price of one of the respective tokens at midnight UTC on the last day of the respective quarters.
●	(f) The “Market Value Held at End of Quarter” represents a mathematical calculation consisting of the market price of one of the respective tokens at midnight UTC on the last day of the respective quarters multiplied by the number of respective tokens held by us at the end of the applicable periods.

LsETH, weETH and wstETH are relatively new, and the markets for these tokens may be subject to manipulation, limited transparency, inconsistent pricing sources and episodic illiquidity. The price information referenced may not reflect actionable market depth or executable prices, and there is no assurance that we would be able to sell our holdings of these tokens at the Market Value amounts indicated above, at the quoted market price, or at all. The market infrastructure supporting these tokens remains nascent, and future developments in protocol mechanics, exchange support, or regulatory oversight may materially impact pricing, liquidity and valuation methodologies. Accordingly, the Market Value amounts reported above may not accurately reflect the fair market value of these tokens, and the actual realizable value of our holdings could differ materially from the calculated figures.

Carrying Value versus Market Value

As described in our condensed consolidated financial statements, our LSTs are outside the scope of ASC 350-60, Intangibles—Goodwill and Other—Accounting for and Disclosure of Crypto Assets, and are accounted for as indefinite-lived intangible assets under ASC 350-30, Intangibles—Goodwill and Other—General Intangibles Other Than Goodwill, recorded at cost, less any impairment recognized since acquisition.

Under this cost-less-impairment model, we recognize an impairment loss whenever the observable market price of an LST falls below its carrying value at any time since we acquired that token, and the reduced amount becomes the token’s new cost basis. Once an asset has been impaired, its carrying value is not adjusted for any subsequent recovery or appreciation in market price. As a result, the carrying amounts of these assets on our condensed consolidated balance sheet may be less than their current market value, and our financial statements do not reflect any unrealized appreciation on these holdings. Appreciation, if any, would only be recognized in earnings upon a derecognition event, such as the redemption of the receipt token for ETH, a sale, or an exchange measured as the difference between the consideration received and the asset’s carrying amount, in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

The following table compares the carrying value of our crypto assets accounted for at historical cost less impairment to the calculated market value of those assets as of September 30, 2026. The market-value amounts are determined using the mathematical calculations described in the market value table above (see footnote (f)) — the number of tokens held at period end multiplied by the applicable end-of-period market price. These amounts do not represent fair value for purposes of financial-statement recognition and do not represent amounts we would realize upon sale or redemption. These calculations are presented solely as supplemental information. They are not a substitute for the amounts presented in our financial statements that are stated in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

As of September 30, 2026 (in thousands)	Carrying Value	Market Value	Excess of Market Value over Carrying Value
LsETH	$193,911	$361,209	$167,298
weETH	108,389	196,748	88,359
wstETH	179,658	191,814	12,156
Total crypto assets at cost	$481,958	$749,771	$267,813

Galaxy Sharplink Onchain Yield Fund

On May 11, 2026, Sharplink announced a non-binding memorandum of understanding with Galaxy Digital Inc. (“Galaxy Digital”) to establish the Galaxy Sharplink Onchain Yield Fund. On August 7, 2026, the Company and Galaxy Digital executed definitive agreements establishing the Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”), a $125.0 million institutional investment vehicle designed to deploy ETH into professionally managed onchain yield strategies. The Fund launched with $125.0 million in committed capital, including a $100.0 million commitment from the Company’s staked ETH treasury and a $25.0 million commitment from Galaxy Digital. An affiliate of Galaxy Digital serves as the Fund’s general partner and investment manager and is responsible for opportunity sourcing, risk management and capital deployment. The Fund is designed to maintain exposure to ETH and underlying staking rewards while deploying capital into targeted onchain yield strategies. The Company also intends to leverage the Fund’s institutional investment process and risk management framework as a framework for evaluating additional external treasury strategies. The Company believes the launch of the Fund represents an important milestone in its broader ETH treasury management strategy by expanding beyond passive ownership of ETH into institutional-grade onchain capital deployment designed to generate additional risk-managed returns.

Ecosystem Stewardship

During 2026, the Company provided or committed capital to independent organizations addressing protocol research through Ethlabs, institutional adoption through Ethereum Institutional and privacy and compliance infrastructure through EthSystems. Management believes this support will strengthen the long-term thesis underlying our ETH treasury. The organizations operate independently, and their milestones and operations are separate and distinct from the Company’s operating results.

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

Ethereum Institutional

Ethereum Institutional is an independent nonprofit launched in July 2026 to serve as a dedicated, neutral point of entry for institutions adopting Ethereum. It builds on institutional engagement work previously led by the Ethereum Foundation’s go-to-market team and maintains relationships across banks, asset managers, custodians and market infrastructure providers. Sharplink is one of the anchoring funders, alongside Bitmine Immersion Technologies, Sharplink Chairman Joseph Lubin and dozens of other contributors. The organization operates under a stated mandate of credible neutrality and does not favor any single scaling path or deployment. Its board of directors comprises Joseph Chalom, Sharplink Chief Executive Officer, Bitmine’s Chairman Thomas Lee and David Walsh, who serves as the organization’s Executive Director.

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

In July 2026, the Company participated as an investor in the launch financing of EthSystems, alongside Gaorong Ventures, Bitmine Immersion Technologies and Joseph Lubin, Sharplink’s Chairman. Management views the investment as consistent with its belief that increased institutional activity on Ethereum will support demand for ETH and that institutional-grade privacy is an important prerequisite for that activity.

Regulatory Developments

Comprehensive federal digital asset market-structure legislation remained unfinished at September 30, 2026. On September 15, 2026, the Senate failed to invoke cloture on the motion to proceed to consideration of the Digital Asset Market Clarity Act (“CLARITY Act”), preventing the legislation from advancing at that stage. The proposed legislation seeks to establish a more comprehensive statutory framework for digital asset markets, including clearer allocation of regulatory responsibilities between the SEC and Commodity Futures Trading Commission (“CFTC”). Although the procedural vote did not foreclose further legislative action, it left the timing, scope and ultimate enactment of a comprehensive framework uncertain.

During the third quarter of 2026, U.S. agencies continued developing regulatory pathways for digital asset activity. On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish offering exemptions and a disclosure framework for certain investment contracts involving crypto assets that are not themselves securities; the comment period closed on October 20, 2026. Regulation Crypto Assets is a proposal and may not be adopted, or may be adopted in a materially different form. The SEC exemptive order is limited by its terms and conditions, does not provide relief from the registration requirements of the Securities Act or from the Investment Company Act, and may be modified or withdrawn. On September 17, 2026, the CFTC submitted a pre-rule action titled ‘Regulation Crypto Asset Transactions and Regulation Crypto Asset Markets’ to the Office of Information and Regulatory Affairs for review and, on October 5, 2026, issued an advance notice of proposed rulemaking, with comments due December 14, 2026. The CFTC has not yet proposed rule text, and any rules the CFTC ultimately proposes or adopts may differ materially from the framework described in its advance notice. We cannot predict the timing or outcome of any of these regulatory actions or their effect on our business, the market for our common stock, or the digital assets we hold.

On September 17, 2026, the SEC issued a temporary, conditional exemptive order, which the SEC refers to as the ‘Innovation Exemption,’ that (i) exempts qualifying tokenized securities venues from the definition of ‘exchange’ under the Exchange Act to permit permissioned secondary trading of tokenized national market system (‘NMS’) stock through automated market makers and liquidity pools, and (ii) exempts certain liquidity providers in those pools from the definition of ‘dealer.’ The exemptions are effective through September 17, 2031, are subject to symbol and trading volume limits and other conditions, and may be modified by the SEC at any time.

On March 17, 2026, the SEC and the CFTC issued a joint interpretation addressing the application of federal securities and commodities laws to certain digital assets and related transactions. The guidance establishes a functional taxonomy for digital assets, distinguishes among various categories of digital assets, and provides additional clarity regarding the application of the federal securities laws to matters such as investment contracts involving digital assets, airdrops, protocol mining, protocol staking and the wrapping of non-security digital assets. The agencies also stated that the CFTC intends to administer the Commodity Exchange Act in a manner consistent with the SEC’s interpretation, where applicable.

Management believes that greater regulatory clarity could facilitate institutional participation in Ethereum-based financial activity. However, the potential benefits to Ethereum and the Company remain uncertain and will depend on the substance, timing and implementation of legislative and regulatory developments. Continued uncertainty could affect the availability and terms of custody, trading, staking and other onchain services used by the Company and its counterparties. We continue to assess the implications of regulatory developments for custody, staking, protocol participation, liquidity and potential strategic transactions. Changes in law, interpretation or implementation may affect the availability, cost or terms of our activities and those of our counterparties. There can be no assurance that greater regulatory clarity will be achieved, or that any such clarity, if achieved, will facilitate institutional participation or otherwise benefit Ethereum or the Company.

Affiliate Marketing

In December 2021, we acquired certain assets of FourCubed, including FourCubed’s online casino gaming-focused affiliate marketing network, known as PAS.net (“PAS”). For more than 18 years, PAS has focused on delivering quality traffic and player acquisitions, retention and conversions to regulated and global casino gaming operator partners worldwide.

As part of our strategy to expand our affiliate marketing services to the emerging American sports betting market, we rolled out our U.S.-focused performance-based marketing business with content-rich affiliate marketing websites. As of October 2026, we are licensed to operate in 18 jurisdictions and own and operate sites serving 17 U.S. states (Arizona, Colorado, Iowa, Illinois, Indiana, Kansas, Louisiana, Maryland, Michigan, New Jersey, New York, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and Wyoming). We largely utilize search engine optimization and programmatic advertising campaigns to drive traffic to our direct-to-player (“D2P”) sites.

Capital Markets and Public Market Developments

$75 Million Registered Direct Offering

On June 22, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”) to sell in a registered direct offering (the “June 2026 Offering”) an aggregate of 10,013,351 shares (the “Shares”) of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”). Under the Purchase Agreement, the Company also issued the Investor 10,013,351 warrants to purchase up to 10,013,351 shares of Common Stock (the “Warrants” and the shares underlying the Warrants, the “Warrant Shares”). Each Warrant has an exercise price of $8.15 per share, is immediately exercisable and will expire four years from the date of issuance. If the Warrants are fully exercised, the Company will receive approximately $81.6 million in additional aggregate gross proceeds. The price per unit was $7.49, and the gross proceeds from the June 2026 Offering, before deducting the placement agent fees and offering expenses, were approximately $75.0 million, with net proceeds of $73.3 million after deducting placement agent fees and offering expenses of $1.7 million, which were recorded in additional paid-in capital. The Offering closed on June 23, 2026. The Company intends to use the net proceeds received from the June 2026 Offering to acquire ETH, repurchase shares of Common Stock and general working capital purposes. The Warrants issued in the June 2026 Offering were classified as an equity instrument, valued at $28.5 million using the relative fair value method and recorded in additional paid-in capital. The remaining $46.5 million of the $75.0 million proceeds were allocated to Common Stock and also recorded in additional paid-in capital, see Note 8 - Warrants.

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

At-The-Market (“ATM”) Offerings

On May 1, 2024, we entered into an ATM Sales Agreement (the “2024 ATM Sales Agreement”) with A.G.P pursuant to which we may offer and sell, from time to time, through A.G.P., as sales agent and/or principal, shares of our Common Stock having an aggregate offering price of up to $1.7 million, subject to certain limitations on the amount of Common Stock that may be offered and sold by us set forth in the 2024 ATM Sales Agreement (the “2024 ATM Offering”).

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

In line with management’s efforts to dynamically implement prudent capital markets strategy, we elected not to conduct any sales under our ATM programs during the three and nine months ended September 30, 2026. See Note 7 - Equity for results from recently closed capital market offerings.

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

Termination of Asset Management Agreements

On April 3, 2026, Sharplink entered into a mutual termination agreement (the “Galaxy Termination Agreement”) with Galaxy Digital Capital Management LP (“Galaxy”) in connection with the mutual termination of that certain asset management agreement by and between the Company and Galaxy, dated May 30, 2025, for certain discretionary investment management services with respect to the Company’s purchase of ETH (the “Galaxy Asset Management Agreement”). Pursuant to the Galaxy Termination Agreement, the Galaxy Asset Management Agreement was terminated effective May 31, 2026.

On April 3, 2026, the Company also entered into a mutual termination agreement (the “ParaFi Termination Agreement” and together with the Galaxy Termination Agreement, the “Termination Agreements”), with ParaFi Capital LP (“ParaFi”) in connection with the mutual termination of that certain asset management agreement between ParaFi and the Company, dated May 30, 2025, for certain discretionary investment management services with respect to the Company’s purchase of ETH (the “ParaFi Asset Management Agreement”, and, together with the Galaxy Asset Management Agreement, the “Asset Management Agreements”).

Pursuant to the ParaFi Termination Agreement, the ParaFi Asset Management Agreement was terminated effective May 31, 2026. Neither the Company nor Galaxy or ParaFi shall have any remaining or future obligations or commitments to the other party under the Asset Management Agreements other than those amounts pursuant to the Termination Agreements. Further, the Company is not required to pay Galaxy or ParaFi any termination fees or penalties in connection with the mutual termination of the Asset Management Agreements. The decision to enter into the Termination Agreements reflects the Company’s continued evolution, including the addition of internal asset management personnel, and was not the result of any disagreement with either Galaxy or ParaFi.

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

2025 Share Repurchase Plan

On August 21, 2025, the Board approved a share repurchase program (the “2025 Repurchase Program”) providing for the repurchase of up to $1.5 billion of the Company’s outstanding shares of Common Stock. Under the 2025 Repurchase Program, the Company is authorized to repurchase shares of Common Stock through open market purchases, privately-negotiated transactions, accelerated share repurchases, or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans and under Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The 2025 Repurchase Program does not obligate the Company to repurchase shares of Common Stock and the specific timing and amount of repurchases will vary based on available capital resources and other financial and operational performance metrics, market conditions, securities law limitations and other factors. In connection with the 2025 Repurchase Program, on August 21, 2025, the Company entered into an Open Market Share Repurchase Agreement (the “Repurchase Agreement”) with The Benchmark Company, LLC (the “Broker”) whereby the Broker has agreed to act as a non-exclusive agent on behalf of the Company to repurchase shares of the Company’s Common Stock in the open market pursuant to Rule 10b-18 of the Exchange Act. The Repurchase Agreement will remain in effect until terminated by either the Company or the Broker, with or without cause, upon written notice to the other party. The Company will pay the Broker a commission at a rate of $0.01 for each share of Common Stock repurchased pursuant to the Repurchase Agreement. During the nine months ended September 30, 2026, the Company repurchased 2,132,773 shares of its Common Stock for $10.0 million. No shares were repurchased during the three months ended September 30, 2026. As of September 30, 2026, approximately $1.46 billion remained available under the 2025 Repurchase Program. All repurchased shares are recorded as treasury stock.

Results of Operations (in thousands, except for percentages)

The following discussion compares the three and nine months ended September 30, 2026 with the corresponding periods in 2025. Our ETH Treasury Management activities began in June 2025. Changes in the size and composition of the treasury and in crypto asset prices affect comparability. The following table provides selected financial information for the periods presented:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	Change	% Change	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025	Change	% Change
Revenue from staking	$13,056	$10,274	$2,782	27.1%	$35,718	$10,302	$25,416	246.7%
Revenue from affiliate marketing	400	570	(170)	-29.8%	1,324	1,980	(656)	-33.1%
Total revenue	13,456	10,844	2,612	24.1%	37,042	12,282	24,760	201.6%

Gains (losses) from operations
Realized gain on crypto assets, net	75,215	6,308	68,907	1,092.4%	88,653	11,681	76,972	659.0%
Unrealized gain (loss) on crypto assets at fair value, net	676,695	107,326	569,369	530.5%	(150,971)	104,889	(255,860)	-243.9%
Total gains (losses) from operations, net	751,910	113,634	638,276	561.7%	(62,318)	116,570	(178,888)	-153.5%

Operating expenses
Cost of revenues from affiliate marketing	280	431	(151)	-35.0%	970	1,529	(559)	-36.6%
Selling, general, and administrative expenses	11,013	12,024	(1,011)	-8.4%	29,954	15,523	14,431	93.0%
Stock-based compensation, related party	-	131	(131)	-100.0%	-	16,510	(16,510)	-100.0%
Impairment of crypto assets at cost	1,040	6,950	(5,910)	-85.0%	268,803	94,763	174,040	183.7%
Total operating expenses	12,333	19,536	(7,203)	-36.9%	299,727	128,325	171,402	133.6%

Operating income (loss)	753,033	104,943	648,091	617.6%	(325,003)	527	(325,530)	-61,770.4%

Total other income	514	119	395	331.9%	895	168	727	432.7%
Net income (loss) before income taxes	753,547	105,062	648,486	617.2%	(324,108)	695	(324,803)	-46,746.7%
Income tax expense	(2,104)	(792)	(1,312)	165.7%	(4,284)	(822)	(3,462)	421.2%
Net income (loss)	$751,443	$104,270	$647,174	620.7%	$(328,392)	$(127)	$(328,265)	258,100.3%

For the Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

Revenue

For the three months ended September 30, 2026, total revenue increased $2,612 or 24.1% to $13,456 from $10,844 in the corresponding 2025 period. Revenue from staking increased $2,782 or 27.1% to $13,056 from $10,274 in the corresponding 2025 period and represented 97.0% of total revenue in the quarter. Affiliate Marketing revenue decreased $(170), or -29.8%, to $400 from $570 for the three months ended September 30, 2026 and 2025, respectively, partially offsetting the increase in staking revenue. The decline in affiliate marketing revenue reflected softer market conditions in the global iGaming industry, seasonality in which the summer months post lower activity and the loss of customers due primarily to evolving regulatory environments in certain foreign markets in which our affiliate marketing business operates.

Total Gains from Operations

For the three months ended September 30, 2026, realized gains on crypto assets, net, were $75,215, compared with $6,308 in the corresponding 2025 period. Unrealized gains on crypto assets at fair value, net, were $676,695, compared with $107,326 in the prior-year quarter. Total gains from these items increased $638,276 to $751,910 from $113,634, driven by ETH price recovery during the quarter, coupled with a realized gain on the redemption of LsETH and realized gain on the conversion of ETH to wstETH. The price of ETH was approximately $2,681 at September 30, 2026, compared with approximately $1,563 at June 30, 2026. Realized gains for the quarter included $55,638 from LsETH redemptions, $17,968 from staking ETH for wstETH and $1,690 from the contribution of wstETH to the Fund. Unrealized gains reflect changes in the fair value of crypto assets during the period and are not a reflection of an increase in cash. Realized gains reflect transactions involving crypto assets and may include non-cash exchanges or redemptions; they should not be equated with cash proceeds.

Total Operating Expenses

Total operating expenses decreased $(7,203) or -36.9%, to $12,333 for the three months ended September 30, 2026 from $19,536 in the corresponding 2025 period. Cost of affiliate marketing revenues decreased $(151) or -35.0%, to $280 from $431, consistent with lower affiliate marketing revenue. Selling, general and administrative expenses decreased $(1,011), or -8.4%, to $11,013 from $12,024. The decrease was primarily due to the elimination of $3,146 of asset manager fees following the termination of the Asset Management Agreements, partially offset by increases of $968 in salaries and benefits and $1,227 in stock-based compensation. Impairment losses on crypto assets carried at cost were the primary driver in the decrease in operating expenses, with a decrease of $(5,910), or -85.0%, to $1,040 from $6,950. These assets are measured at historical cost less cumulative impairment under ASC 350-30 rather than at fair value. Related-party stock-based compensation was zero, compared with $131 in the prior-year quarter.

Operating Income

Operating income was $753,033 for the three months ended September 30, 2026, compared with $104,943 in the corresponding 2025 period. The improvement primarily reflected the increase in net crypto asset gains, together with higher revenue and lower operating expenses. The principal driver was the $569,369 increase in unrealized gains on crypto assets at fair value, net.

Other Income, Income Taxes and Net Income

Total other income was $514 for the three months ended September 30, 2026, compared with $119 in the corresponding 2025 period, and consisted of $516 of interest income and $(2) of other expense. Income tax expense increased to $2,104 from $792. Net income was $751,443, compared with $104,270, an increase of $647,174 primarily reflecting the increase in net crypto asset realized and unrealized gains.

For the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

Revenue

For the nine months ended September 30, 2026, total revenue increased $24,760, or 201.6%, to $37,042 from $12,282 in the corresponding 2025 period. Revenue from staking increased $25,416, or 246.7%, to $35,718 from $10,302 and represented 96.4% of total revenue. The increase reflects a full nine months of ETH Treasury Management activity in 2026, compared with operations beginning in June 2025 in the prior-year period. Affiliate Marketing revenue decreased $(656), or -33.1%, to $1,324 from $1,980, partially offsetting the increase in staking revenue. The decline in affiliate marketing revenue reflected softer market conditions and customer losses associated with evolving regulatory environments in certain foreign markets in which the business operates.

Total Gains (Losses) from Operations

For the nine months ended September 30, 2026, realized gains on crypto assets, net, were $88,653 compared with $11,681 in the corresponding 2025 period, an increase of $76,972, resulting from realized gains on the redemptions of LsETH and realized gains on the conversion of ETH to wstETH and weETH. Unrealized losses on crypto assets at fair value, net, were $(150,971), compared with unrealized gains of $104,889 in the prior-year period, an adverse change of $(255,860). This change reflects ETH prices that were volatile during 2026 and ended the period lower, despite a third-quarter recovery, compared with rising ETH prices from the start of our ETH treasury strategy in June 2025 through September 30, 2025. Together, these items resulted in net losses of $(62,318), compared with net gains of $116,570, a decrease of $(178,888). The unrealized losses reflect changes in the fair value of crypto assets over the nine-month period; the third-quarter unrealized gains did not fully offset losses recorded earlier in 2026. These non-cash valuation changes do not themselves provide or use cash.

Total Operating Expenses

Total operating expenses increased $171,402, or 133.6%, to $299,727 for the nine months ended September 30, 2026 from $128,325 in the corresponding 2025 period. The increase was primarily attributable to impairment losses on crypto assets carried at cost, which increased $174,040 or 183.7%, to $268,803 from $94,763. Crypto assets carried at cost are measured at historical cost less cumulative impairment under ASC 350-30; subsequent price recoveries do not reverse previously recognized impairment losses. Selling, general and administrative expenses increased $14,431, or 93.0%, to $29,954 from $15,523, reflecting a full nine months of ETH Treasury Management activity in 2026. These increases were partially offset by the absence of related-party stock-based compensation, compared with $16,510 in the prior-year period, and a $(559), or -36.6%, decrease in cost of affiliate marketing revenues to $970 from $1,529.

Operating Income (Loss)

Operating loss was $(325,003) for the nine months ended September 30, 2026, compared with operating income of $527 in the corresponding 2025 period. The adverse change of $(325,530) primarily reflected the $(178,888) decrease in net realized and unrealized crypto asset results and the $171,402 increase in operating expenses, partially offset by the $24,760 increase in total revenue.

Other Income, Income Taxes and Net Loss

Total other income was $895 for the nine months ended September 30, 2026, compared with $168 in the corresponding 2025 period, and consisted of $897 of interest income and $(2) of other expense. Income tax expense increased $3,462 to $4,284 from $822. Net loss was $(328,392), compared with $(127), an increase in net loss of $(328,265), primarily reflecting unrealized crypto asset losses and higher impairment charges, partially offset by higher revenue and realized crypto asset gains.

Cash Flows (in thousands, except for percentages)

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

As of September 30, 2026, cash on hand was $47,902, a $19,363 increase when compared to cash on hand of $28,539 as of December 31, 2025. The increase was due to net proceeds of $73,331 raised from the registered direct offering completed in June 2026, netted against normal operating expenses, as well as ETH purchases of $16,110 and repurchases of our Common Stock of $10,022.

For the nine months ended September 30, 2026, net cash used in operating activities totaled $(25,091) compared to net cash used in operating activities of $(8,409) in the prior year. The change in the operating cash flows was largely attributable to cash used for normal operating expenses and payments of accounts payable, accrued expenses and prepaid expenses for the nine months ended September 30, 2026 as compared to the prior period. The increase also reflects a full nine months of ETH Treasury Management activity in 2026, compared with operations beginning in June 2025 in the prior-year period. Our staking rewards, rebates and protocol incentives are received in ETH or LSTs rather than cash and therefore do not contribute to operating cash flows.

For the nine months ended September 30, 2026, net cash used in our investing activities totaled $(14,927), a $2,889,595 decrease when compared to cash used in investing activities of $(2,904,522) for the same nine-month period in 2025. The decrease in net cash used in investing activities for the nine months ended September 30, 2026 versus 2025 was due primarily to our initial investment from the May 2025 PIPE and certain ATM proceeds to purchase $2,539,612 in crypto assets last year compared to $16,110 crypto assets purchased during the nine months ended September 30, 2026.

For the nine months ended September 30, 2026, net cash provided by financing activities was $59,381, a $2,863,186 decrease when compared to net cash provided by financing activities of $2,922,567 for the same nine-month period in 2025. Cash provided by financing activities during the first nine months of 2026 related to net proceeds of $73,331 from the registered direct offering completed in June 2026, netted against the repurchases of our Common Stock of $10,022 and cash paid for taxes related to net settlement of equity awards of $3,958. Cash provided by financing activities during the first nine months of 2025 related to proceeds from our ATM offering, private placements and the initial May 2025 PIPE investment.

Liquidity and Capital Resources (in thousands)

As of September 30, 2026, we had working capital of $43,037. For the three and nine months ended September 30, 2026, we had operating income of $753,033 and an operating loss of $(325,003), respectively, compared to operating income of $104,943 and $527 reported for the same three- and nine-month periods in 2025. Non-cash fair-value changes and impairment charges affect reported earnings but do not themselves provide or use cash.

Principal Sources of Liquidity

Our principal sources of liquidity are our cash and cash equivalents balances and proceeds from equity financing transactions, including our at-the-market offering facility under the Amended and Restated ATM Sales Agreement with A.G.P. We may also borrow U.S. dollars or specified digital assets under our Master Lender Agreement with FalconX Charlie Inc. and our Master Digital Currency Loan Agreement with Galaxy Digital LLC, although neither lender has an obligation to approve any request, borrowings must be secured by collateral and are subject to margin maintenance requirements, and no amounts had been borrowed under either agreement as of September 30, 2026 (see Note 11 – Commitments and Contingencies). Access to equity financing depends on market conditions and acceptable terms and is not assured. Sales of digital assets and conversion of rewards into cash may provide additional liquidity, subject to the restrictions described below.

Under our internal Treasury Reserve Policy, we use the vast majority of our cash, including cash generated from capital raising transactions, to acquire ETH, some of which are classified as indefinite-lived intangible assets. As of September 30, 2026 we held approximately $1,615,154 worth of ETH in crypto assets at fair value, all of which are unencumbered. As of September 30, 2026 we held approximately $481,958 worth of LsETH, weETH and wstETH in crypto assets at cost. As of November 2, 2026, we held approximately 895,117 in total ETH holdings, comprised of 603,953 in native ETH, 135,868 in ETH as-if-redeemed from LsETH, 73,601 in ETH as-if-redeemed from weETH and 81,695 in ETH as-if-redeemed from wstETH. Total ETH holdings include 8,054 wstETH that we contributed to the Galaxy Sharplink Onchain Yield Fund, LP (the “Fund”). Although these units are held by the Fund and are no longer in our custody, we include them because the contribution is part of our overall ETH treasury strategy and continues to give us economic exposure to ETH. As discussed further below, although our crypto assets are classified as non-current assets due to our long-term treasury management strategy, they represent a potential source of liquidity, subject to price volatility, validator exit and protocol withdrawal queues, and contractual restrictions, including the Linea minimum deployment requirement, the Lido holding requirement and the wstETH contributed to the Fund. Based on current Ethereum network conditions, we estimate that a material portion of our staked ETH could be withdrawn and converted to cash within approximately 30 days, and our entire staking portfolio within approximately 90 days. We believe this provides meaningful additional liquidity support beyond our cash and cash equivalents.

Short-Term and Long-Term Liquidity

Short-Term Liquidity — Our short-term liquidity needs include working capital requirements, anticipated capital expenditures, and contractual obligations due within the next 12 months. We expect that our cash and cash equivalents as of September 30, 2026, the use of a portion of proceeds earned from staking activities and redeemed for cash, and equity financings will be sufficient to satisfy these needs over the next twelve months. Although we do not anticipate needing to use our ETH to meet our short-term liquidity needs, to the extent necessary, we may seek to use proceeds from the sale of our ETH, and other tokens earned and received as rewards and incentives, to meet such needs. See “Availability of ETH for Liquidity” below and “Item 1A. Risk Factors” for additional information.

Long-Term Liquidity — Beyond the next 12 months, our cash requirements may include ongoing operations, contractual commitments, treasury deployments and strategic investments or mergers and acquisitions. Our ability to fund these requirements depends on operating cash flows, available liquid assets and access to financing on acceptable terms.

Availability of ETH for Liquidity — We do not believe we will need to sell or engage in other transactions with respect to any of our ETH within the next 12 months to meet our liquidity needs, although we may from time to time sell or engage in other transactions with respect to our ETH, and other tokens earned and received as rewards and incentives, as part of treasury management operations, as noted above. The ETH market historically has been characterized by significant volatility in its price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of instability in the ETH market, we may not be able to sell our ETH at reasonable prices or at all. As a result, our ETH are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon sale of our ETH, we may incur additional taxes related to any realized gains or we may incur capital losses as to which the tax deduction may be limited. See “Item 1A. Risk Factors” for additional information.

As part of our treasury management operations and our internal Treasury Reserve Policy, we may from time to time sell or engage in other transactions with respect to our ETH and other tokens earned or received as rewards and incentives, as noted above. We may also elect to pledge a portion of our ETH as collateral to raise capital through select loan transactions when management determines that the terms are appropriate and consistent with our treasury strategy. Any such borrowing may be subject to collateral maintenance requirements and could require us to post additional collateral or repay amounts if the value of the pledged ETH declines; if we fail to satisfy our obligations, a lender may liquidate or otherwise exercise remedies against the pledged ETH. The ETH market historically has been characterized by significant price volatility, limited liquidity and trading volumes compared with sovereign currency markets, relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and permissionless decentralized network. During times of instability in the ETH market, we may not be able to sell our ETH at reasonable prices or at all, and financing secured by ETH may be unavailable or available only on unfavorable terms. Validator withdrawal queues, protocol redemption mechanics, bridge availability, receipt-token market volume and depth and Fund withdrawal restrictions may delay access to assets. As a result, our ETH holdings and related investments are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. In addition, upon a sale of our ETH, we may incur additional taxes related to any realized gains or capital losses for which the tax deduction may be limited. See “Item 1A. Risk Factors” for additional information.

Off-Balance Sheet Arrangements

As of September 30, 2026, our only off-balance sheet arrangement was our limited partnership interest in the Galaxy Sharplink Onchain Yield Fund, LP. The Fund’s borrowings are secured by ETH-related collateral contributed by the Company, and the Company may be required to contribute additional collateral to the Fund. Our maximum exposure to loss is limited to the carrying value of our investment in the Fund, which was $24.8 million as of September 30, 2026, and any additional collateral we may be required to contribute. Other than our interest in the Fund, we have no off-balance sheet arrangements, including structured finance or special purpose entities, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources.

Material Cash Requirements and Other Commitments

Our cash requirements include operating expenses, working capital, taxes, capital expenditures and contractual commitments, including commitments relating to the Fund and ecosystem initiatives. Assets committed to protocols or investment vehicles may not be available to meet near-term cash requirements. See Note 11 – Commitments and Contingencies.

On August 7, 2026, the Company and Galaxy Digital executed definitive agreements establishing a $125.0 million institutional investment vehicle designed to deploy ETH into professionally managed onchain yield strategies by investing in blockchain-based liquidity protocols and related digital-asset opportunities. The Company’s capital commitments consist of $100.0 million of capital, in the form of crypto assets. The Company’s capital commitment of $100.0 million funds borrowings of the Fund secured by ETH-related collateral contributed by the Company; the Company is not required to fund capital calls in cash. On August 28, 2026, the Fund called $11.2 million of the Company’s commitment, which was satisfied with proceeds of Fund borrowings secured by the 8,054 wstETH the Company contributed on August 31, 2026.

No capital or collateral calls were outstanding as of September 30, 2026.

Inflation

Our opinion is that inflation did not have a material effect on our operations for the three and nine months ended September 30, 2026.

Climate Change

Our opinion is that neither climate change, nor governmental regulations related to climate change, have had, or are expected to have, any material effect on our operations.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. ASU 2024-04 is intended to clarify requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. This ASU is effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU did not have an impact on the Company’s financial statements or its related footnote disclosures.

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

In September 2025, the FASB issued Accounting Standards Update No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments are effective for the Company’s annual and interim reporting periods beginning January 1, 2027, with early adoption permitted. The Company is evaluating the amendments, including their application to the Company’s staking, liquid staking and incentive arrangements. Based on its current arrangements, the Company does not expect adoption to have a material effect on its condensed consolidated financial statements or related disclosures.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Historically, the ETH market has been characterized by significant volatility in price, limited liquidity and trading volumes compared to sovereign currency markets, relative anonymity, a developing regulatory landscape, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our ETH at favorable prices or at all. For example, a number of ETH trading venues temporarily halted deposits and withdrawals in 2022, although the Coinbase exchange (our principal market for ETH) has, to date, not done so. As a result, our ETH holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. Further, ETH we hold with our custodians do not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, we may be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered ETH or otherwise generate funds using our ETH holdings, including in particular during times of market instability or when the price of ETH has declined significantly. If we are unable to sell our ETH, enter into additional capital raising transactions, including capital raising transactions using ETH as collateral, or otherwise generate funds using our ETH holdings, or if we are forced to sell our ETH at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

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

The regulation of digital assets in the U.S. also remains subject to change through the enactment and adoption of new laws and regulations, and the Joint Interpretation is expressly intended to complement, rather than substitute for, Congressional market structure legislation. The proposed CLARITY Act which was passed by the U.S. House of Representatives in July 2025 but failed to proceed in a procedural vote in the U.S. Senate on September 15, 2026, and other draft digital asset market structure and regulation bills, have proposed granting the CFTC additional regulatory and supervisory powers with respect to spot digital assets as “digital commodities.” While it is not possible to predict if and in what form such proposals will be adopted, if any, changes to or expansion of the jurisdiction of the CFTC with respect to activities in spot digital assets could result in the imposition of additional regulatory obligations and burdens, which could include registration, disclosure, reporting, and business conduct requirements. For example, it is possible that if the CLARITY Act were to become law as currently proposed, our ETH Treasury Management strategy could cause us to be deemed a “commodity pool” under the CEA such that our operators and advisors may need to register with the CFTC as commodity pool operators and comply with other CFTC regulations as well as the rules of the National Futures Association. Such additional regulatory burdens and oversight could materially increase the cost of our business, could adversely affect the market price of ETH, and in turn could adversely affect the market price of our listed securities.

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

We have also deployed ETH using liquid staking and liquid restaking protocols, including by staking ETH through Liquid Collective in exchange for LsETH, through ether.fi in exchange for weETH, the wrapped, non-rebasing form of eETH and through Lido protocol, a decentralized liquid staking protocol, in exchange for wstETH. Liquid staking protocols are even newer than many decentralized finance protocols and are a novel and evolving technology, and liquid restaking protocols — which layer additional restaking and validation arrangements on top of liquid staking and use the underlying ETH (or its receipt tokens) to provide cryptoeconomic security to other protocols and services — are even more novel and have an even more limited operating history. Although the staff of the SEC’s Division of Corporation Finance has provided a statement that the staff does not generally believe liquid staking services are securities offerings, and that it does not believe receipt tokens obtained through such liquid staking services are generally securities, there is no guarantee that courts agree. That staff statement is, by its terms, addressed to liquid staking and does not directly address liquid restaking arrangements or the receipt tokens obtained from liquid restaking protocols, such as weETH; the regulatory treatment of liquid restaking arrangements under the federal securities laws therefore remains uncertain. It is also possible that the liquid staking or liquid restaking protocols we use, or specific features of those protocols, do not fit within the scope of the staff statement. If it is determined that the liquid staking or liquid restaking protocols we use, or the receipt tokens we receive (including LsETH and weETH), are securities offerings, the providers of those protocols may be required to pay fines or be subject to other third-party claims, and the ETH we have deposited with them may be available to their creditors to fulfill those claims. See “Our shift towards an ETH-focused treasury strategy requires substantial changes in our day-to-day operations and exposes us to significant operational risks” in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025 and “We face risks relating to the custody of our digital assets, including the loss or destruction of private keys required to access our digital assets and cyberattacks or other data loss relating to our digital assets and insolvency of our custodians” in Item 1A. Risk Factors of this Form 10-Q. There is also ongoing uncertainty as to the regulatory treatment of liquid staking and liquid restaking services from other regulators and agencies.

Prior to August 2026, weETH was a liquid restaking token. In August 2026, ether.fi removed restaking from weETH, and the ETH backing weETH is now staked through Ethereum validators only. As a result, we do not currently participate in liquid restaking arrangements, however, we may participate in restaking arrangements in the future. Liquid restaking activities involve risks beyond those associated with native staking or liquid staking. In a liquid restaking arrangement, the underlying ETH (or its receipt token) is used to provide cryptoeconomic security not only to the Ethereum proof-of-stake protocol but also to additional services, such as the EigenCloud Autonomous Verifiable Services (“AVSs”) that we secured through ether.fi, prior to August 2026. This exposed our underlying ETH to potential slashing, forfeiture or other penalties arising from issues outside of the Ethereum staking protocol itself, including operational failures, validator or operator misconduct, or technical problems with the AVSs being secured, and any future restaking would expose us to similar risks. The AVSs and other services secured through restaking are themselves new, with limited operating history, and there can be no assurance that they will function as designed. We have deployed a portion of our ETH treasury into weETH issued by ether.fi, and any losses sustained in connection with that deployment — whether from slashing, smart contract exploits, protocol failure or otherwise — could have a material adverse effect on our financial condition, results of operations and the market price of our Common Stock. In addition, we have bridged weETH from the Ethereum mainnet to Linea, a zkEVM Layer 2 network, using ether.fi’s weETH OFT bridge powered by LayerZero v2. Cross-chain bridges have historically been a frequent target of exploits in decentralized finance, and any failure, vulnerability or exploit affecting the bridge, the messaging layer or the destination network — or any disruption to or change in the Linea sequencer, prover, governance or future upgrades — could result in delays in accessing, or partial or total loss of, the weETH we have bridged.

Both decentralized finance protocols and liquid staking and liquid restaking protocols typically rely on the use of smart contracts. Smart contracts are computer programs that run on a digital asset network or related protocol that execute automatically when certain conditions are met. Because smart contract functions typically cannot be stopped or reversed, vulnerabilities in or unforeseen consequences of their programming can have damaging effects for the underlying digital asset network or protocol and the value of digital assets that use or interact with such smart contracts. For example, in June 2016, a vulnerability in the smart contracts underlying a protocol that was deployed on the Ethereum network, The DAO, a distributed autonomous organization for venture capital funding, allowed an attack by a hacker to siphon approximately $60 million worth of ETH from The DAO into a separate account. In the aftermath of the theft, certain developers of and core contributors to the Ethereum network pursued a “hard fork” of the Ethereum network in order to erase any record of the theft. Despite these efforts, the price of ETH dropped approximately 35% in the aftermath of the attack and subsequent hard fork. In addition, in July 2017, a vulnerability in a smart contract for a multi-signature wallet software developed by Parity led to a $30 million theft of ETH, and in November 2017, a new vulnerability in Parity’s wallet software led to roughly $160 million worth of ETH being indefinitely frozen in an account.

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

We have pursued, and may in the future pursue, mergers, acquisitions, investments, joint ventures and dispositions, which could adversely affect our results of operations.

Our growth strategy includes acquiring or investing in businesses that offer complementary products, services and technologies, or enhancing our market coverage, business strategy or technological capabilities. Any acquisitions we may undertake involve risks and uncertainties, which could hamper the execution of our business strategy, such as:

●	Our due diligence process may fail to identify significant issues with the acquired business’s products, financial disclosures, accounting practices, legal, tax and other contingencies, compliance with local laws and regulations (and interpretations thereof) in the U.S. and multiple international jurisdictions;
●	Difficulties integrating the acquired business or company and managing and retaining acquired employees, vendors and customers;
●	Inaccuracies in our original estimates and assumptions used to assess a transaction, which may result in us not realizing the expected financial or strategic benefits of any such transaction;
●	Diversion of management’s attention from daily operations and the pursuit of other opportunities;
●	Incurring significant restructuring charges and amortization expense, assuming liabilities and ongoing or new lawsuits, potential impairment of acquired goodwill (if any) and other intangible assets (if any), and increasing our expenses and working capital requirements;
●	The potential for deficiencies in internal controls of the acquired business, as well as implementing our own management information systems, operating systems and internal controls for the acquired business;
●	Unexpected delays, challenges and related expenses, and disruption of our business;

From time to time, we may also seek to divest or wind down portions of our business or exit minority investments, any of which could materially affect our cash flows and results of operations. Such dispositions involve risks and uncertainties, including disruption to other parts of our business, potential loss of employees or customers, or exposure to unanticipated liabilities or ongoing obligations following any such dispositions. Such events could have a material adverse impact on our business and operations.

The regulation of AI continues to evolve, and our failure to comply with applicable AI regulations, or regulatory action against us, could adversely affect our business.

Regulatory frameworks governing AI are developing in the United States and in other jurisdictions and may become increasingly complex. U.S. federal and state regulators and lawmakers have proposed or adopted, or are currently considering, regulations and guidance addressing the use of AI. In the U.S., federal and state approaches to regulating AI continue to differ. New laws and regulations may be adopted in the U.S. and in non-U.S. jurisdictions, or existing laws and regulations may be interpreted, in ways that could affect how we use AI in our operations. We may need to adapt our practices to comply with such requirements. Any failure to comply with applicable requirements could result in regulatory action against us, which could adversely affect our business.

Our use of AI could give rise to legal or regulatory action or damage our reputation.

We currently use AI in certain of our business operations, subject to internal policies and oversight governing its use, including human review of AI-generated outputs. We continue to evaluate additional uses of AI in our ETH treasury and affiliate marketing businesses; however, our use of AI may not be successful and may present compliance and reputational risks. AI technologies are rapidly evolving and may generate outputs that appear correct but are inaccurate or incomplete. Although we maintain controls designed to address these risks, those controls may not identify or prevent every such issue. In addition, laws and regulations governing AI, including with respect to data privacy and intellectual property, continue to develop, and we may need to adapt our use of AI to comply with them. If we do not manage these risks effectively, we could be subject to legal or regulatory action or reputational harm.

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

As part of our treasury management strategy, we may engage in staking, restaking, or other permitted activities that involve the use of “smart contracts” or decentralized applications. The use of smart contracts or decentralized applications entails certain risks including risks stemming from the existence of an “admin key” or coding flaws that could be exploited, potentially allowing a bad actor to issue or otherwise compromise the smart contract or decentralized application, potentially leading to a loss of our ETH. Like all software code, smart contracts are exposed to risk that the code contains a bug or other security vulnerability, which can lead to loss of assets that are held on or transacted through the contract or decentralized application. Smart contracts and decentralized applications may contain bugs, security vulnerabilities or poorly designed permission structures that could result in the irreversible loss of ETH or other digital assets. Exploits, including those stemming from admin key misuse, admin key compromise, or protocol flaws, have occurred in the past and may occur in the future.

We face risks relating to the potential compromise of the Ethereum network’s security by emerging technologies, such as quantum computing, which may materially and adversely impact our operations and financial condition.

The security and integrity of the Ethereum network are fundamentally dependent on the robustness of its cryptographic algorithms. The Ethereum protocol relies heavily on public key cryptography and hashing algorithms to secure transactions, safeguard private keys, secure validator participation in its proof-of-stake consensus mechanism and prevent double-spending. Advances in emerging technologies, particularly quantum computing, may pose significant risks to the Ethereum network’s security and operational stability and, as a result, to the value of the ETH and ETH-based receipt tokens. Quantum computing, in particular, presents a long-term threat to the cryptographic assumptions underpinning the Ethereum network. Should quantum computing achieve sufficient maturity, it could undermine the effectiveness of the cryptographic algorithms used to secure Ethereum. A sufficiently powerful quantum computer could potentially derive private keys from exposed public keys or compromise the network’s proof-of-stake consensus mechanism, leading to the theft of digital assets, double-spending, and other forms of fraud. Although current quantum computing capabilities are not yet at this level, advancements in quantum technologies could materialize more rapidly than anticipated, creating significant systemic risks for the Ethereum network and for the ETH we hold, stake or deploy through liquid staking and decentralized finance protocols. There can be no assurance that Ethereum’s current cryptographic safeguards will be sufficient to protect against future technological advances. While research and development efforts are ongoing to develop quantum-resistant cryptographic protocols, the Ethereum network may face challenges in adopting such technologies at scale or on a timely basis, particularly given its decentralized governance structure. Any successful attack or perceived vulnerability arising from quantum computing could materially and adversely affect the price, liquidity, and adoption of ETH and could negatively impact our business, financial condition, results of operations and the market price of our Common Stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our stock repurchase activity for the quarter ended September 30, 2026:

Dollar amounts in this table are presented in whole dollars	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of the publicly announced program	Approximate dollar value of shares that may yet to be purchased under program
July 1, 2026 - July 31, 2026	-	$-	-	$1,458,286,189
August 1, 2026 - August 31, 2026	-	$-	-	$1,458,286,189
September 1, 2026 - September 30, 2026	-	$-	-	$1,458,286,189
Total	-	$-	-	$1,458,286,189

(1) On August 21, 2025, the Board authorized a share repurchase program under which the Company may repurchase up to $1.5 billion of its outstanding Common Stock. The share repurchase program does not expire.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as such terms are defined under Item 408(a) of Regulation S-K, during the Company’s fiscal quarter ended September 30, 2026.

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

The website addresses and social media links included in this Quarterly Report on Form 10-Q are inactive textual references only, and the information contained on, or that can be accessed through, any such website or social media channel is not incorporated by reference into, and does not form a part of, this Quarterly Report on Form 10-Q or any other report we file with or furnish to the SEC.

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

Sharplink, Inc.

Dated: November 6, 2026	By:	/s/ Joseph Chalom
Joseph Chalom
Chief Executive Officer

Dated: November 6, 2026	By:	/s/ Robert DeLucia
Robert DeLucia
Chief Financial Officer

